Form 10QSB
period 2003-09-30
PETCARE TELEVISION NETWORK INC
filed 2003-11-14
CIK 1235899

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
    September 30, 2003                            Commission File No. 333-105840

                        PETCARE TELEVISION NETWORK, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its Charter)

           Florida                                         59-3459320
           -------                                         ----------
  (State or jurisdiction of                    (IRS Employer Identification No.)
incorporation or organization)

8406 Benjamin Road, Suite C, Tampa, FL                        33634
--------------------------------------                        -----
(Address of Principal Executive Office)                    (Zip Code)

Registrant's telephone number, including area code: (813) 888-7330

Former name, former address and former fiscal year, if changed since last report: N/A


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ ]   No [ X ]


The number of shares issued and outstanding of the Registrant's Common Stock, $.0005 par value, as of November 14, 2003 was 11,836,000.

================================================================================

The accompanying unaudited financial statements of PetCare Television Network, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements


Balance Sheets as of September 30, 2003 and December 31, 2002                  3

Statements of Operations for the three and nine months ended
         September 30, 2003 and 2002 and from inception (October 2, 1989)      4

Statements of Changes in Stockholders' Equity for the period ended
         September 30, 2003                                                    5

Statements of Cash Flows for the nine months ended September 30, 2003 and
         2002 and from inception (October 2, 1989)                             6

Notes to the Financial Statements                                           7-16


                                PETCARE TELEVISION NETWORK, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                         BALANCE SHEETS
                 SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)


                                                                    September 30,   December 31,
                                                                         2003           2002
                                                                     -----------    -----------
                                             ASSETS
Current assets:
  Cash                                                               $     2,883    $     1,105
  Accounts receivable                                                      6,000           --
  DVD production costs                                                    43,913           --
  Prepaid expenses and other current assets                               11,368            129
                                                                     -----------    -----------
     Total current assets                                                 64,164          1,234
                                                                     -----------    -----------

Furniture and equipment, net of accumulated depreciation
  of $108,107                                                            448,084           --
                                                                     -----------    -----------

Other assets:
  Prepaid expenses and deposits                                            7,596           --
                                                                     -----------    -----------

     Total assets                                                    $   519,844    $     1,234
                                                                     ===========    ===========

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable to stockholders, net of discounts                    $   127,500    $   195,765
  Accounts payable                                                        33,343         51,240
  Accrued expenses and other current liabilities                          81,837         98,501
                                                                     -----------    -----------
     Total current liabilities                                           242,680        345,506
                                                                     -----------    -----------

Noncurrent liabilities:
  Notes payable, less current maturities                               1,375,000           --
  Note payable to stockholder                                             50,000           --
                                                                     -----------    -----------
     Total noncurrent liabilities                                      1,425,000           --
                                                                     -----------    -----------

     Total liabilities                                                 1,667,680        345,506
                                                                     ===========    ===========

Stockholders' deficit:
   Preferred stock - no par value; 10,000,000 shares authorized;
     Series A - no par value; 1,500,000 shares authorized;
       101,250 and 47,750 shares issued and outstanding as of
       September 30, 2003 and December 31, 2002, respectively            202,500         95,500
   Common stock - par value $.0005; 50,000,000 shares authorized;
     11,836,000 and 11,786,000 shares issued and outstanding as of
     September 30, 2003 and December 31, 2002, respectively                5,918          5,893
   Additional paid-in capital                                            117,782        112,807
   Deficit accumulated during the development stage                   (1,474,036)      (558,472)
                                                                     -----------    -----------
      Total stockholders' deficit                                     (1,147,836)      (344,272)
                                                                     -----------    -----------

      Total liabilities and stockholders' deficit                    $   519,844    $     1,234
                                                                     ===========    ===========


                               See Notes to Financial Statements.


                                           PETCARE TELEVISION NETWORK, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                               STATEMENTS OF OPERATIONS
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND
                                  FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2003


                                                  September 30, 2003             September 30, 2002
                                             ----------------------------    ----------------------------
                                                For the        For the         For the         For the      From Inception
                                             Three Months    Nine Months     Three Months    Nine Months (October 2, 1989) to
                                              Then Ended      Then Ended      Then Ended      Then Ended  September 30, 2003
                                             ------------    ------------    ------------    ------------ ------------------

Revenues                                     $      6,084    $      6,084    $       --      $       --      $     11,834
Cost of revenue                                      --              --              --              --             1,638
                                             ------------    ------------    ------------    ------------    ------------

Gross Profit                                        6,084           6,084            --              --            10,196
                                             ------------    ------------    ------------    ------------    ------------

Operating expenses:
 TV production costs                               33,001          71,497             804          10,060         124,855
 General and administration                       166,284         517,254          70,491         194,556         963,776
 Sales and marketing                               39,535         158,981           8,418          26,078         220,243
 Depreciation and amortization                     46,290         108,842            --              --           111,577
                                             ------------    ------------    ------------    ------------    ------------
            Total operating expenses              285,110         856,574          79,713         230,694       1,420,451
                                             ------------    ------------    ------------    ------------    ------------

Operating loss                                   (279,026)       (850,490)        (79,713)       (230,694)     (1,410,255)
                                             ------------    ------------    ------------    ------------    ------------

  Interest expense                                (33,196)        (66,675)           --              --           (67,656)
  Other income and (expense)                          121           1,601             (45)             44              50
  Gain on sale of subsidiary                         --              --              --              --             2,421
                                             ------------    ------------    ------------    ------------    ------------
            Total other income (expense)          (33,075)        (65,074)            (45)             44         (65,185)
                                             ------------    ------------    ------------    ------------    ------------

Loss before extraordinary item                   (312,101)       (915,564)        (79,758)       (230,650)     (1,475,440)

Gain on extinguishment of debt                       --              --              --              --             1,404
                                             ------------    ------------    ------------    ------------    ------------

Loss before taxes                                (312,101)       (915,564)        (79,758)       (230,650)     (1,474,036)

Provision for income taxes                           --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------

Net loss                                     $   (312,101)   $   (915,564)   $    (79,758)   $   (230,650)   $ (1,474,036)
                                             ============    ============    ============    ============    ============

Net loss per share, basic and diluted        $      (0.03)   $      (0.08)   $      (0.01)   $      (0.02)   $      (0.33)
                                             ============    ============    ============    ============    ============

Weighted average shares, basic and diluted     11,836,000      11,808,894      13,511,000      13,702,884       4,439,165
                                             ============    ============    ============    ============    ============


                                          See Notes to Financial Statements.


                                       PETCARE TELEVISION NETWORK, INC
                                        (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND
                             FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2003

                                                                                                 From Inception
                                                                    Nine Months    Nine Months  (October 2, 1989)
                                                                       Ended          Ended         Through
                                                                   September 30,  September 30,   September 30,
                                                                        2003           2002           2003
                                                                    -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                                          $  (915,564)   $  (230,650)   $(1,474,036)
     Adjustments to reconcile net loss to net cash flows from
        operating activities:
          Depreciation and amortization                                 108,842         (1,470)        43,869
          Gain on sale of subsidiary                                       --             --           (1,404)
          Gain on extinguishment of debt                                   --             --           70,183
          Compensation expense - stock of services                         --             --          111,045
          Bad debt expense - write off of subscription receivable          --             --              115
     Changes in assets and liabilities:                                    --
          Assets                                                        (68,747)       (30,361)       (68,876)
          Liabilities                                                   (34,561)       (17,534)       114,610
                                                                    -----------    -----------    -----------

Net cash flows used in operating activities                            (910,030)      (280,015)    (1,204,494)
                                                                    -----------    -----------    -----------

Cash flows from investing activities:
  Acquisition of furniture and equipment                               (556,192)          --         (556,693)
                                                                    -----------    -----------    -----------

Net cash flows used in investing activities                            (556,192)          --         (556,693)
                                                                    -----------    -----------    -----------

Cash flows from financing activities:
  Common stock issued                                                      --          109,515          9,185
  Common stock subscriptions (issued) paid                                5,000         (2,000)          (115)
  Preferred stock issued                                                107,000          4,000        202,500
  Proceeds from note payable                                          1,375,000           --        1,375,000
  Proceeds from (repayment of) loans from stockholders                  (19,000)       168,500        177,500
                                                                    -----------    -----------    -----------

Net cash flows from financing activities                              1,468,000        280,015      1,764,070
                                                                    -----------    -----------    -----------

Change in cash                                                            1,778           --            2,883
Cash, beginning of period                                                 1,105           --             --
                                                                    -----------    -----------    -----------
Cash, end of period                                                 $     2,883    $      --      $     2,883
                                                                    ===========    ===========    ===========

                             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                              $     2,713    $      --      $     2,713
                                                                    ===========    ===========    ===========


                                     See Notes to Financial Statements.


                                PETCARE TELEVISION NETWORK, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF STOCKHOLDER'S EQUITY
        FOR THE PERIOD FROM INCEPTION (October 2, 1989) THROUGH SEPTEMBER 30, 2003 (UNAUDITED)


                                              Common Stock                Preferred Stock        Additional
                                       --------------------------    -------------------------     Paid-in
                                         Shares         Amount         Shares        Amount        Capital
                                       -----------    -----------    -----------   -----------   -----------

Issuance of $0.01 par value common
  shares to an individual for a note         1,000    $       100           --     $      --     $     1,900
Payment of subscription receivable            --             --             --            --            --
Stock split 2,000:1 and change par
  value from $0.01 to $0.0005            1,999,000            900           --            --            (900)
                                       -----------    -----------    -----------   -----------   -----------
Balances, December 31, 1996              2,000,000          1,000           --            --           1,000

Repurchase of shares                          --             --             --            --            --
Issuance of common stock                 2,476,000          1,238           --            --           3,762
                                       -----------    -----------    -----------   -----------   -----------
Balance, December 31, 1997               4,476,000          2,238           --            --           4,762

Net loss                                      --             --             --            --            --
                                       -----------    -----------    -----------   -----------   -----------
Balance, December 31, 1998               4,476,000          2,238           --            --           4,762
                                       -----------    -----------    -----------   -----------   -----------
Balance, December 31, 1999               4,476,000          2,238           --            --           4,762

Shares issued in connection with
  merger with Y2K Recording              1,025,000            513           --            --            --
Net imcome                                    --             --             --            --            --
                                       -----------    -----------    -----------   -----------   -----------
Balance, December 31, 2000               5,501,000          2,751           --            --           4,762

Shares issued in connection with
  merger with Savage Mojo                8,000,000          4,000           --            --            --
Shares issued for services                  10,000              5           --            --             995
Contributed capital                           --             --             --            --           5,672
Net loss                                      --             --             --            --            --
                                       -----------    -----------    -----------   -----------   -----------
Balances, December 31, 2001             13,511,000          6,756           --            --          11,429

Shares issued as premium for notes       2,939,553          1,470           --            --            --
Shares issued for employment
  agreement                                748,447            374           --            --          74,471
Cancellation of outstanding stock
  returned to the Company for
  intellectual properties               (4,000,000)        (2,000)          --            --            --
Shares issued for services                 312,000            156           --            --          31,044
Retirement of treasury stock            (1,725,000)          (863)          --            --          (4,137)
Payment of subscription receivable            --             --             --            --            --
Write of subscription receivable              --             --             --            --            --
Issuance of preferred shares                  --             --           47,750        95,500          --
Net Loss                                      --             --             --            --            --
                                       -----------    -----------    -----------   -----------   -----------
Balances, December 31, 2002             11,786,000          5,893         47,750        95,500       112,807

Shares issued for services                  50,000             25           --            --           4,975
Contributed capital                           --             --           53,500       107,000          --
Net loss                                      --             --             --            --            --
                                       -----------    -----------    -----------   -----------   -----------

Balances, September 30, 2003            11,836,000    $     5,918        101,250   $   202,500   $   117,782
                                       ===========    ===========    ===========   ===========   ===========

Table continues on following page.


                                  PETCARE TELEVISION NETWORK, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD FROM INCEPTION (October 2, 1989) THROUGH SEPTEMBER 30, 2003 (UNAUDITED)
                                             (Continued)


                                                                           Treasury Stock
                                      Subscription    Accumulated    --------------------------
                                       Receivable       Deficit        Shares          Amount         Total
                                       -----------    -----------    -----------    -----------    -----------

Issuance of $0.01 par value common
  shares to an individual for a note   $    (2,000)   $      --             --      $      --      $      --
Payment of subscription receivable           1,885           --             --             --            1,885
Stock split 2,000:1 and change par
  value from $0.01 to $0.0005                 --             --             --             --             --
                                       -----------    -----------    -----------    -----------    -----------
Balances, December 31, 1996                   (115)          --             --             --            1,885

Repurchase of shares                          --             --       (1,725,000)        (5,000)        (5,000)
Issuance of common stock                    (5,000)          --             --             --             --
                                       -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1997                  (5,115)          --       (1,725,000)        (5,000)        (3,115)

Net loss                                      --           (2,867)          --             --           (2,867)
                                       -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998                  (5,115)        (2,867)    (1,725,000)        (5,000)        (5,982)
                                       -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999                  (5,115)        (2,867)    (1,725,000)        (5,000)        (5,982)

Shares issued in connection with
  merger with Y2K Recording                   --             --             --             --              513
Net imcome                                    --              434           --             --              434
                                       -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000                  (5,115)        (2,433)    (1,725,000)        (5,000)        (5,035)

Shares issued in connection with
  merger with Savage Mojo                     --             --             --             --            4,000
Shares issued for services                    --             --             --             --            1,000
Contributed capital                           --             --             --             --            5,672
Net loss                                      --          (57,151)          --             --          (57,151)
                                       -----------    -----------    -----------    -----------    -----------
Balances, December 31, 2001                 (5,115)       (59,584)    (1,725,000)        (5,000)       (51,514)

Shares issued as premium for notes            --             --             --             --            1,470
Shares issued for employment
  agreement                                   --             --             --             --           74,845
Cancellation of outstanding stock
  returned to the Company for
  intellectual properties                     --             --             --             --           (2,000)
Shares issued for services                    --             --             --             --           31,200
Retirement of treasury stock                  --             --        1,725,000          5,000           --
Payment of subscription receivable           5,000           --             --             --            5,000
Write of subscription receivable               115           --             --             --              115
Issuance of preferred shares                  --             --             --             --           95,500
Net Loss                                      --         (498,888)          --             --         (498,888)
                                       -----------    -----------    -----------    -----------    -----------
Balances, December 31, 2002                   --         (558,472)          --             --         (344,272)

Shares issued for services                    --             --             --             --            5,000
Contributed capital                           --             --             --          107,000
Net loss                                      --         (915,564)          --             --         (915,564)
                                       -----------    -----------    -----------    -----------    -----------

Balances, September 30, 2003           $      --      $(1,474,036)          --      $      --      $(1,147,836)
                                       ===========    ===========    ===========    ===========    ===========


                                      See Notes to Financial Statements.

                                                6 (continued)

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
         DECEMBER 31, 2002 (AUDITED) AND SEPTEMBER 30, 2003 (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

PetCARE Television Network, Inc. ("PetCARE" or the "Company"), was organized as a Florida corporation on October 2, 1989. PetCARE is a development stage company, and as such has devoted most of its efforts since its inception to developing its business plan, issuing common stock, obtaining financing, establishing its accounting systems, and other administrative functions. PetCARE's goal is to provide animal health and welfare education to a large number of consumers of pet products and services, as well as to serve as a unique advertising medium for companies that market those goods and services by providing pre-programmed DVDs in veterinary waiting rooms to present continuous, educational programming in an entertaining manner interspersed with relevant advertising.

Basis of Accounting
-------------------

PetCARE maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for a better matching of revenues and expenses.

Cash and Cash Equivalents
-------------------------

For purposes of the Statement of Cash Flows, PetCARE considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

Fiscal Year
-----------

PetCARE elected December 31 as its fiscal year.

Equipment
---------

Equipment is stated at cost and includes expenditures that substantially increase the useful lives of existing equipment. Maintenance and repairs are charged to operations when incurred.

Income Taxes
------------

PetCARE records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". The deferred taxes payable are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates. Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
         DECEMBER 31, 2002 (AUDITED) AND SEPTEMBER 30, 2003 (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)
------------------------

Since its inception, PetCARE has an accumulated loss of $1,474,036 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is as follows:

                 Future tax benefits                $ 442,211
                 Valuation allowance                 (442,211)
                                                    ---------
                        Future tax benefit          $    --
                                                    =========

As of September 30, 2003, no deferred taxes were recorded in the accompanying financial statements.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs
-----------------

PetCARE expenses the costs of advertising the first time the advertising takes place.

NOTE B - EQUIPMENT

Equipment as of September 30, 2003 is as follows:

          TV/DVD equipment                                  $ 552,000
          Computer equipment                                    4,191
                                                            ---------
                        Gross equipment                       556,191
          Accumulated depreciation                           (108,107)
                                                            ---------
                        Net equipment                       $ 448,084
                                                            =========

The TV/DVD equipment is made up of 3,000 television and DVD players. This equipment was not purchased from a related party, and there is no commitment to purchase additional assets. The assets are depreciated using the straight-line method over three years. Depreciation expense for the nine months ended September 30, 2003 totaled $108,107.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
         DECEMBER 31, 2002 (AUDITED) AND SEPTEMBER 30, 2003 (UNAUDITED)


NOTE C - NOTES PAYABLE

Notes payable (current and noncurrent) consists of the following at September 2003. See Note G--Related Party Transactions for additional information regarding the notes listed below.

   Notes payable, third party (managing director is a member
   of the Company's Board of Directors), interest at 10%,
   secured by all assets of the Company (currently existing
   or thereafter acquired), due June 2006                          $1,375,000

   Note payable, director, non-interest bearing, unsecured,
   repayment contingent upon receipt of funds from private
   placements                                                          91,500

   Note payable, director, interest at 10%, unsecured, due
   June 2006                                                           50,000

   Note payable, officer & director, non-interest bearing,
   unsecured, repayment contingent upon receipt of funds
   from private placements                                             25,000

   Note payable, stockholder, non-interest bearing,
   unsecured, repayment contingent upon receipt of funds
   from private placements                                              6,000

   Note payable, stockholder, non-interest bearing,
   unsecured, repayment contingent upon receipt of funds
   from private placements                                              5,000
                                                                   ----------

              Total Current and Noncurrent Notes Payable           $1,552,500
                                                                   ==========


Future maturities of current and noncurrent notes payable are as follows:

         Year ended September 30,
                  2004                                              $  127,500
                  2005                                                    --
                  2006 and thereafter                                1,425,000
                                                                    ----------
                                                                    $1,552,500
                                                                    ==========

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
         DECEMBER 31, 2002 (AUDITED) AND SEPTEMBER 30, 2003 (UNAUDITED)


NOTE D - MERGERS AND ACQUISITIONS

PetCARE was originally incorporated on October 2, 1989 as Transition Lifestyle Consultants, Inc. ("Transition"), which remained inactive until 1997. Transition changed its name to Southeast Tire Recycling Acquisition, Inc. ("Southeast") in early 1997 in anticipation of a potential merger that never materialized.

On April 30, 2000, Southeast issued 1,025,000 shares of its $0.0005 par value common stock in exchange for 100% of the common stock of Y2K Recordings, Inc., ("Old Y2K") and its wholly owned subsidiary, Dimensia Recordings, Inc. ("Dimensia"). Both companies had remained inactive since their inception. The transaction was recorded as a purchase. The value assigned to the common stock issued by Southeast was the book value of Old Y2K.

Immediately after the merger, Old Y2K was dissolved, and Southeast changed its name to Y2K Recordings, Inc. ("New Y2K"). As a result of the merger, Dimensia became a wholly owned subsidiary of New Y2K.

On June 30, 2001, New Y2K entered into a Merger and Reorganization Agreement with Savage Mojo, Inc. ("Old Savage"). New Y2K acquired 100% of the issued and outstanding common stock of Old Savage in exchange for 8,000,000 shares of New Y2K's common stock, valued at $4,000. Old Savage had the exclusive license to market and distribute a computer video game entitled "Suzerain". This intellectual property was transferred to New Y2K in connection with the merger. Immediately after the merger, Old Savage was dissolved, and New Y2K changed its name from Y2K Recordings, Inc. to Savage Mojo, Inc. ("New Savage").

On June 12, 2002 New Savage changed its name to PetCARE Television Network, Inc. and launched a new business plan related to the veterinary industry.

NOTE E - STOCK ISSUANCE

Common stock
------------

At September 30, 2003, PetCARE had 50,000,000 shares of $0.0005 par value common stock authorized and 11,836,000 issued and outstanding. Of the amount outstanding, 10,537,875 shares were restricted.

On June 5, 2002 PetCARE, then known as New Savage, approved the issuance of 748,447 shares of common stock to PetCARE's president, Philip Cohen, in lieu of salary from July 1, 2001 through June 1, 2002. For accounting purposes, the shares were treated as having been issued on June 5, 2002. PetCARE's transfer agent actually issued the shares on July 15, 2000.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
         DECEMBER 31, 2002 (AUDITED) AND SEPTEMBER 30, 2003 (UNAUDITED)


NOTE E - STOCK ISSUANCE (CONTINUED)

On June 7, 2002 PetCARE, then known as New Savage, discontinued all its current operations when a shareholder returned 4,000,000 shares of common stock in exchange for the return of the exclusive license to "Suzerain". All rights to the intellectual property known as "Suzerain" were transferred to the shareholder and the 4,000,000 of common stock were cancelled and returned to New Savage's authorized but unissued shares.

On the dates listed below, PetCARE issued non-interest bearing promissory notes to the following individuals, along with shares of common stock as an incentive for the value received:

                                             Shares      Value
    Date               Payee                 Issued     of Note
    ----               -----                 ------     -------

    05/14/02    Robert and Janna Hugo          6,000   $  6,000
    05/16/02    James Calaway              2,355,158    100,000
    06/12/02    Robert and Jamie Turner        5,000      5,000
    06/12/02    Daniel Hugo                  573,395     25,000
                                           ----------  --------

                                           2,939,553   $136,000
                                           ==========  ========

The incentive is accounted for as a discount at par value. The notes are to be repaid upon receipt of funds from private placement transactions. There are no stated due dates on the notes, however, it is the intent of management to repay the notes within the next six months. If the private placement transactions are unsuccessful, an extraordinary gain from extinguishment of debt will occur. At September 30, 2003, the entire amount of the incentive discount had been amortized and $8,500 of the note to James Calaway had been repaid.

On June 10, 2002 New Savage issued the following shares to various individuals for consulting services rendered:

                                                   Number of   Value of
                                                    Shares     Services
                                                    -------    -------
          Robert Hugo                                12,000      1,200
          Crane Commercial Corp.                     25,000      2,500
          Phillip Karr                               25,000      2,500
          Apogee Business Consulting, Inc.          150,000     15,000
          Bernie Kouma                               50,000      5,000
                                                    -------    -------

          Total                                     312,000    $31,200
                                                    =======    =======

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
         DECEMBER 31, 2002 (AUDITED) AND SEPTEMBER 30, 2003 (UNAUDITED)


NOTE E - STOCK ISSUANCE (CONTINUED)

Common stock (Continued)
------------------------

On May 28, 2003, PetCARE issued 5,000 shares of common stock to each member of its Veterinary Advisory Board in their advisory capacities; namely: Jeffrey I. Werber, Gerald M. Snyder, Ronald R. Whitford, Nan L. Boss, R. Chris Blair, W. G. Coombs, Randy P. Carsch, Bernadine Cruz, Mark Maltzer, and Gretchen Becker. These shares were valued at $0.10 per share based upon the fair market value of services to be rendered.

Preferred stock
---------------

On July 30, 2002, the Board of Directors of PetCARE adopted a resolution providing for the creation of PetCARE's Certificate of Designation, Preferences, Rights and Limitations for its Series A Convertible Preferred Stock. As a result of this resolution, PetCARE has 1,500,000 no par value preferred shares authorized. These shares have an automatic conversion into PetCARE's common stock ten days after PetCARE's common stock begins to be quoted on the "Pink Sheet Exchange". The conversion rate used is determined by dividing the price per share of the preferred stock ($2.00) by 50% of the average closing price as reported by the Pink Sheet Exchange for the five trading days preceding the date of the conversion, or $2.00, whichever is less. The holders of preferred shares will not be entitled to dividends; however, the Board of Directors had the ability to declare dividends at a later date.

In August 2002, PetCARE offered 1,500,000 of its Series A Preferred Stock in a private placement for $2.00 per share. As of December 31, 2002 and September 30, 2003, 47,750 and 101,250 shares had been sold for $95,500 and $202,500, respectively.

On October 21, 2003, the Board of Directors of PetCARE adopted a resolution providing for the creation of PetCARE's Certificate of Designation, Preferences, Rights and Limitations for its Series B Convertible Preferred Stock. As a result of this resolution, PetCARE has 1,000,000 no par value preferred shares authorized. These shares are convertible into the Company's Common Stock at any time commencing one (1) year from the date of issuance. Each share of Series B Preferred Stock converts into shares of the Company's Common Stock at the variable conversion price equal to 60% of the average closing price as reported by Bloomberg L.P. for the five trading days preceding the date of conversion. However, in no event shall the conversion price be less than $0.75 per share, nor greater than $3.00 per share. The holders of preferred shares will not be entitled to dividends; however, the Board of Directors had the ability to declare dividends at a later date.

In November 2003, PetCARE offered 1,000,000 of its Series B Preferred Stock in a private placement of units consisting of one share of Series B Preferred Stock and one warrant to purchase common stock of the Company for $2.00 per unit.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
         DECEMBER 31, 2002 (AUDITED) AND SEPTEMBER 30, 2003 (UNAUDITED)


NOTE E - STOCK ISSUANCE (CONTINUED)

Stock Options
-------------

PetCARE has an equity incentive plan available to key employees and consultants of the Company. Under the plan, PetCARE may grant options for up to two million shares of common stock. The exercise price of each incentive option is equal to the greater of the fair market value of PetCARE's stock on the date of grant or the aggregate par value of the stock on the date of grant. In the case of any 10% stockholder, the incentive option price will not be less than 110% of the fair market value on the date of grant. The Compensation Committee of the Board of Directors shall determine the price at which shares of stock may be purchased under a nonqualified option. Pursuant to the terms of the Edge Notes (see Note G-Related Party Transactions) options can be priced no less than the note conversion rate of $0.246 per option. Options expire ten years from the date of grant, except for those granted to a 10% stockholder, which expire five years from the date of grant. To date, PetCARE has granted 159,000 nonqualified options under the plan.

NOTE F - PRODUCTION DEVELOPMENT COSTS

Statement of Financial Accounting Standards (SFAS) No. 86 states that internally developed software costs can be capitalized once technological feasibility has been reached. Technological feasibility has been reached when a complete working model has been produced. PetCARE has completed its first three quarters of educational programming (in DVD format) as of September 30, 2003. PetCARE updates its programming on a quarterly basis (i.e. adding new advertising, new pet care tips, etc.), and the costs to update the current quarters production will be capitalized, while the previous quarters production is expensed, according to SFAS No. 86. During the three months ended September 30, 2003, $43,913 was incurred in the production of its third quarter of programming, of which all amounts were capitalized as DVD production costs. All cost related to the first and second quarters of programming have been expensed.

NOTE G - RELATED PARTY TRANSACTIONS

At December 31, 2002 and September 30, 2003, PetCARE had a consulting agreement in place with James Calaway, a member of its Board of Directors. The agreement states that Mr. Calaway provide financial consulting services, at the direction of the Board of Directors, for the amount of $667 per month until PetCARE has received an aggregate of $2.5 million in funding.

On May 16, 2002, PetCARE issued a non-interest bearing promissory note to James Calaway, a member of its Board of Directors, for a loan from him of $100,000 (the "Calaway Note"). The repayment of the Calaway Note is contingent upon the receipt of funds received through private placement transactions, with periodic payments to be made to Mr. Calaway as follows: $10,000 due after the first $300,000 is received; $10,000 due after the next $100,000 is received; $10,000 due after the next $100,000 is received, $35,000 due after the next $100,000 is

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
         DECEMBER 31, 2002 (AUDITED) AND SEPTEMBER 30, 2003 (UNAUDITED)


NOTE G - RELATED PARTY TRANSACTIONS (CONTINUED)

received; and the remaining $35,000 due after the next $100,000 is received. As an inducement for Mr. Calaway's consent to enter into a lock-up agreement of his 2,300,000 shares relative to the Pet Edge, LLC loan (see below for details), we amended the repayment provisions of the Calaway Note on February 6, 2003 to be 10% of all investment funds received, excluding loans from Pet Edge, LLC. As of September 30, 2003, the principal balance is $91,500.

In June 2002, PetCARE issued non-interest bearing promissory notes (the "Hugo/Turner Notes") as follows:

     o    Daniel V. Hugo, an officer and director, for a loan from him of
          $25,000
     o    Robert and Janna Hugo for a loan from them of $6,000
     o    Robert and Jamie Turner for a loan from them of $5,000

The repayment of the Hugo/Turner Notes are contingent upon the receipt of funds received through private placement transactions, with periodic payments to be made to the holders as follows: 10% due after the first $300,000 is received; 10% due after the next $100,000 is received; 10% due after the next $100,000 is received, 35% due after the next $100,000 is received; and the remaining 35% due after the next $100,000 is received. As of September 30, 2003, the aggregate principal balance on these notes is $36,000.

On March 10, May 28, June 6, and July 1, 2003 PetCARE entered into note purchase and security agreements (" Edge Notes") with Pet Edge, LLC, a Connecticut limited liability company ("Edge"). Edge was organized for the sole purpose of funding our business plan. Under the terms of the Edge Notes, Edge loaned us $1,000,000, $50,000, $50,000, and $275,000 respectively with simple interest at the rate of ten percent per annum. All principal and accrued interest on the Edge Notes is due March 9, 2006, May 27, 2006, June 5, 2006, and June 30, 2006 respectively. The Edge Notes may not be prepaid in whole or in part without the written consent of the Edge. To secure its obligations under the Edge Notes, PetCARE granted Edge a first priority security interest on all of our assets, now owned and acquired during the term of the Edge Notes. Accrued interest expense for the three months ended September 30, 2003 was $31,873. Accrued interest expense for the period from issuance to September 30, 2003 was $63,311. The Edge Note may be converted at any time, in whole or in part, into shares of PetCARE's common stock at a price of $0.246 per share. The price per share shall be reduced to the lowest price at which PetCARE issues or sells common stock, or at which options, warrants, rights, or convertible securities are convertible into shares of PetCARE's common stock, or are actually converted. On November 10, 2003, PetCARE entered into an agreement with Edge to amend the conversion terms of their notes issued on March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 (the "Edge Amendment"). Under the terms of the Edge Amendment the conversion price on the respective notes totaling $1,375,000 shall provide that if shares, in segments of not less than $250,000, are converted before one year from the date of the Edge Amendment, the conversion price will be $0.214 per share, and if converted after one year from the date of the Edge Amendment and before two years from the date of the Edge Amendment, the conversion price will be $0.23 per share.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
         DECEMBER 31, 2002 (AUDITED) AND SEPTEMBER 30, 2003 (UNAUDITED)


NOTE G - RELATED PARTY TRANSACTIONS (CONTINUED)

On June 10, 2003 PetCARE entered into a convertible promissory note (the "Maltzer Note") with Mark Maltzer, a member of its Board of Directors ("Maltzer"). Under the terms of the Maltzer Note, Maltzer loaned PetCARE $50,000 with simple interest at the rate of ten percent per annum. All principal and accrued interest on the Notes is due June 9, 2006. The Maltzer Note may not be prepaid in whole or in part without the written consent of Maltzer. Accrued interest expense for the three months ended September 30, 2003 was $1,260. Accrued interest expense for the period from issuance to September 30, 2003 was $1,548. The Maltzer Note may be converted at any time, in whole or in part, into shares of PetCARE's common stock at a price of $0.246 per share.

On October 17, 2003, PetCARE issued unsecured promissory notes to James Calaway and Mark Maltzer, members of its Board of Directors, for a loan from each in the amount of $25,000 (collectively, the "Calaway/Maltzer Notes"). The Calaway/Maltzer Notes bear interest at the rate of 10% simple interest per annum. All principal and interest is due on February 15, 2004.

NOTE H - NON-CASH TRANSACTIONS

On June 5, 2002 PetCARE, then known as New Savage, issued 748,447 shares of common stock to Philip Cohen in lieu of salary from July 1, 2001 through June 1, 2002, for a value of $74,845. The difference between service value and common stock value was credited to the paid-in-capital account.

On June 7, 2002 PetCARE, then know as New Savage, returned the intellectual property received during the merger with Old Savage in exchange for the return of 4,000,000 shares of its common stock.

On June 10, 2002 PetCARE, then known as New Savage, issued 312,000 common shares to various individuals for consulting services rendered for a value of $31,200. (See Note E, Stock Issuance).

NOTE I - COMMITMENTS AND CONTINGENCIES

PetCARE has in place a consulting agreement, dated June 1, 2002, with James Calaway, a member of its Board of Directors, which states that PetCARE will pay that director $667 per month until PetCARE has received $2.5 million in funding. As of September 30, 2003, PetCARE had received $202,500 in funding. Management believes it will receive $2.5 million in funding within the next twelve months.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
         DECEMBER 31, 2002 (AUDITED) AND SEPTEMBER 30, 2003 (UNAUDITED)


NOTE I - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On June 5, 2002, PetCARE entered into an employment agreement with Philip Cohen that has an infinite term. This agreement automatically renews every ninety days commencing June 5, 2002. PetCARE may terminate the agreement with cause, effective upon delivery of written notice to Mr. Cohen, except where the cause is a material breach of this agreement, for which Mr. Cohen has sixty days to cure the material breach after written notice from PetCARE. PetCARE may terminate this agreement without cause, effective sixty days after written notice to Mr. Cohen. Mr. Cohen may terminate this agreement with cause provided he delivers written notice to PetCARE sixty days before termination, or without cause provided he delivers written notice one year before termination. If PetCARE terminates the agreement without cause, or Mr. Cohen terminates the agreement with cause, PetCARE will be obligated to pay Mr. Cohen the compensation, remuneration and expenses specified below for a period of five years from the date of notice. Under the terms of the agreement, Mr. Cohen will receive an annual salary of $150,000, payable in monthly installments of $12,500. This salary will be renegotiated at the end of each fiscal year. Mr. Cohen will also receive medical and long-term disability insurance at the expense of PetCARE, as well as an automobile for business use, and reimbursement for certain business expenses.

NOTE J - RECLASSIFICATION

Certain amounts have been reclassified in the prior year to conform to the current year presentation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

PetCARE Television Network, Inc. was organized as a Florida corporation on October 2, 1989. We are a development stage company, and as such have devoted most of our efforts since inception to developing our business plan, issuing common stock, obtaining financing, establishing our accounting systems, and other administrative functions.

Our primary goal is to provide educational programming regarding animal health and welfare to veterinarian offices nationwide to be viewed by pet owners, and to provide an advertising medium for commercial advertisers who will target their goods and services to the pet owner consumers. We do this by providing pre-programmed DVD's in veterinary waiting rooms that present continuous, educational programming in an entertaining manner interspersed with commercial advertising. We provide a TV and DVD player and a quarterly DVD magazine to each veterinary office that subscribes to our service.

From inception (October 2, 1989) through mid-2002, our predecessor companies embarked on several business opportunities with little success. From inception through September 30, 2003, we generated approximately $12,000 in revenue, only $6,000 of which was a result of current operations.

Our website (www.petcaretv.com) was developed in cooperation with a third party consultant that develops and maintains websites. We use our website primarily as an information tool for prospective subscribers and advertisers who can log on to find out about our business. Prospective subscribers are allowed to view our current programming, review our subscription process, and subscribe to our services online using a credit card. Once they have subscribed and received their equipment, they may visit our website for frequently asked questions and directions/installation instructions. Our consultant provides us with information on a monthly basis regarding visits to our website and what type of information was accessed.

Plan of Operations
------------------

Results of Operations - Inception (October 2, 1989) to September 30, 2003
-------------------------------------------------------------------------

From inception to September 30, 2003, we had losses totaling $1,474,036. For this period, our costs relating to general and administration totaled $963,776 or 67% of total operating expenses. TV production costs totaled $124,855 or 9% of total operating expenses and sales and marketing costs totaled $220,243 or 16% of total operating expenses. The remainder of operating expense is represented by depreciation and amortization that totaled $111,577 or 8%.

Results of Operations - Nine Months Ending September 30, 2003
-------------------------------------------------------------

For the nine months ending September 30, 2003, we had losses totaling $915,564 compared to losses of $230,650 for same period in 2002. The increase of $684,914 is solely a result of the increase in operating activity during 2003 (we began actively executing our business plan in mid-2002). For the period in 2003 our general and administration costs totaled $517,254 compared to 194,556 in 2002. Our TV production costs totaled $71,497 compared to $10,060 and our sales and marketing costs totaled $158,981 compared to $26,078 for the same periods. Depreciation and amortization costs totaled $108,842 for the nine months ended September 30, 2003.

Results of Operations - Three Months Ending September 30, 2003
--------------------------------------------------------------

For the three months ending September 30, 2003, we had losses totaling $312,101 compared to losses of $79,758 for the same period in 2002. The increase of $232,343 is primarily a result of the increase in operating activity during 2003. For the period in 2003 our general and administration costs totaled $166,284 compared to $70,491 in 2002. This increase of $95,793 is attributed to increased staffing and costs related to our recently filed Registration Statement on Form SB-2. Our TV production costs totaled $33,001 compared to $804. This increase occurred due to the fact that we did not produce any programming during this period in 2002. Our sales and marketing costs totaled $39,535 compared to $8,418 for the same periods. This increase of $31,117 is a direct result of increase in staffing and added participation in veterinary trade shows. Depreciation and amortization costs totaled $46,290 for the three months ended September 30, 2003.

From inception through September 30, 2003, we incurred interest expense of $67,657. This figure includes $2,582 related to the interest bearing promissory notes in the aggregate amount of $90,000, repaid subsequent to this period, and interest expense of $64,859 accrued on the outstanding $1,375,000 note with Pet Edge and $50,000 note with Mark Maltzer.

Liquidity and Capital Resources
-------------------------------

We are a development stage company. From our inception in October 1989 to September 30, 2003, we have used approximately $1,204,000 in operating activities and $557,000 in investing activities, representing acquisition of capital assets including $552,000 in TV and DVD systems loaned to our veterinary/subscribers and approximately $5,000 of office equipment. To finance these uses we raised $1,764,070 through the net proceeds from $1,552,500 of promissory notes and through the sales of $202,500 of preferred stock and $9,070 of common stock as of September 30, 2003. As a result, at September 30, 2003 we had a net working capital deficit of approximately $179,000.

On May 16, 2002, we issued a non-interest bearing promissory note to James Calaway, a member of our Board of Directors, for a loan from him of $100,000 (the "Calaway Note"). The repayment of the Calaway Note is contingent upon the receipt of funds received through private placement transactions, with periodic payments to be made to Mr. Calaway as follows: $10,000 due after the first $300,000 is received; $10,000 due after the next $100,000 is received; $10,000 due after the next $100,000 is received, $35,000 due after the next $100,000 is received; and the remaining $35,000 due after the next $100,000 is received. As an inducement for Mr. Calaway's consent to enter into a lock-up agreement of his 2,300,000 shares relative to the Pet Edge, LLC loan (see below for details), we amended the repayment provisions of his note on February 6, 2003 to be 10% of all investment funds received, excluding loans from Pet Edge, LLC. As of November 14, 2003, the principal balance is $91,500.

In June 2002, we issued non-interest bearing promissory notes (the "Hugo/Turner Notes") as follows:

     o    Daniel V. Hugo, an officer and director, for a loan from him of
          $25,000
     o    Robert and Janna Hugo for a loan from them of $6,000
     o    Robert and Jamie Turner for a loan from them of $5,000

The repayment of the Hugo/Turner Notes are contingent upon the receipt of funds received through private placement transactions, with periodic payments to be made to the holders as follows: 10% due after the first $300,000 is received; 10% due after the next $100,000 is received; 10% due after the next $100,000 is received, 35% due after the next $100,000 is received; and the remaining 35% due after the next $100,000 is received. As of November 14, 2003, the aggregate principal balance on these notes is $36,000.

On March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 we entered into note purchase and security agreements (the "Edge Notes") with Pet Edge, LLC, a Connecticut limited liability company ("Edge"). Edge was organized for the sole purpose of funding our business plan. Under the terms of the Edge Notes, Edge loaned us $1,000,000, $50,000, $50,000, and $275,000 respectively with simple interest at the rate of ten percent per annum. All principal and accrued interest on the Edge Notes is due March 9, 2006, May 27, 2006, June 5, 2006, and June 30, 2006 respectively. The notes may not be prepaid in whole or in part without the written consent of the Edge. To secure our obligations under the notes, we granted Edge a first priority security interest on all of our assets, now owned and acquired during the term of the Edge Notes. The principal and interest on the Edge Notes is convertible into shares of our common stock at $.246 per share.

On November 10, 2003, we entered into an agreement with Edge to amend the conversion terms of their notes issued on March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 (the "Edge Amendment"). Under the terms of the Edge Amendment the conversion price on the respective notes totaling $1,375,000 shall provide that if shares, in segments of not less than $250,000, are converted before one year from the date of the Edge Amendment, the conversion price will be $0.214 per share, and if converted after one year from the date of the Edge Amendment and before two years from the date of the Edge Amendment, the conversion price will be $0.23 per share.

On June 10, 2003, we entered into a note purchase agreement with one of our directors, Mark Maltzer (the "Maltzer Note"). Under the terms of the Maltzer Note, Dr. Maltzer agreed to loan us $50,000 with simple interest at a rate of ten percent per annum. All principal and accrued interest is due June 9, 2006. The principal and interest on the Maltzer Note are convertible into shares of our common stock at $.246 per share.

On October 17, 2003, we issued unsecured promissory notes to James Calaway and Mark Maltzer, members of our Board of Directors, for a loan from each in the amount of $25,000 (collectively, the "Calaway/Maltzer Notes"). The Calaway/Maltzer Notes bear interest at the rate of 10% simple interest per annum. All principal and interest is due on February 14, 2003.

As of November 10, 2003, we had cash on hand of approximately $1,100 which is not sufficient to satisfy our operating requirements through the end of November 2003. To satisfy our operating requirements through November 2004, we estimate that we will need an additional $700,000.

506 Private Placement. On November 13, we began offering a maximum of 1,000,000 units (the "Units"), at $2.00 per Unit, consisting of one share of Series B Convertible Preferred Stock, no par value ("Series B Stock") and a warrant to purchase our Common Stock at $1.00 per share (the "Warrant"), which Warrant expires December 31, 2005.

Each share of Series B Stock is convertible into our Common Stock at any time commencing one (1) year from the date of issuance. Each share of Series B Stock converts into shares of our Common Stock at the variable conversion price equal to 60% of the average closing price as reported by Bloomberg L.P. for the five trading days preceding the date of conversion. However, in no event shall the conversion price be less than $0.75 per share, nor greater than $3.00 per share.

Each Warrant will entitle the holder, from the date of issuance until December 31, 2005, to purchase a share of our Common Stock at a purchase price of $1.00 per share. The Warrants are redeemable by us, upon written notice given not less than ten (10) business days nor more than twenty (20) business days, at a redemption price of $.001 per Warrant. The holder may exercise the Warrant at any time prior to the date set for payment of the redemption price.

We are offering the Units on a "best-efforts" basis. There is no minimum offering amount and no escrow of the proceeds of the sale of the Units. We will retain the net proceeds from this offering. Regardless of whether all of the Units have been sold, the offering will terminate on March 31, 2004, unless extended up to 45 days by us. In a "best-efforts" offering there is no assurance that all or any part of the Units will be sold. The minimum purchase is 1,000 Units at $2,000.

We may also consider securing debt financing. We may not generate operating cash flow or raise other equity or debt financing sufficient to fund this amount. If we don't raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

Forward Looking Statements. This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market our products and services; competitive conditions within the industry may change adversely; we may be unable to retain existing key management personnel; our forecasts may not accurately anticipate market demand; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our capital expenditure or other budgets, which may in turn affect our financial position and results of operations.

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

     None

Item 2: Changes in Securities

     (a) On October 21, 2003, the Board of Directors of PetCARE adopted a resolution providing for the creation of its Certificate of Designation, Preferences, Rights and Limitations for its Series B Convertible Preferred Stock. As a result of this resolution, PetCARE has 1,000,000 no par value Series B preferred shares authorized. These shares are convertible into the Company's Common Stock at any time commencing one (1) year from the date of issuance. Each share of Series B Preferred Stock converts into shares of the Company's Common Stock at the variable conversion price equal to 60% of the average closing price as reported by Bloomberg L.P. for the five trading days preceding the date of conversion. However, in no event shall the conversion price be less than $0.75 per share, nor greater than $3.00 per share. The holders of preferred shares will not be entitled to dividends; however, the Board of Directors had the ability to declare dividends at a later date.

     In November 2003, PetCARE began offering up to 1,000,000 shares of its Series B Preferred Stock in a private placement of units consisting of one share of Series B Preferred Stock and one warrant for $2.00 per unit.

     Our Board of Directors approved the granting of 159,000 non-qualified stock options to certain employees/consultants effective November 5, 2003, as covered under our 2002 Equity Incentive Plan. Pursuant to the terms of the Edge Notes, options can be priced no less than the note conversion rate or $0.246 per option. Accordingly, the Board of Directors set the exercise price of these 159,000 non-qualified options at $0.246. These non-qualified options are not subject to vesting and expire ten years from the date of grant.

     (b) None

     (c) On March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 we
     entered into note purchase and security agreements with Pet Edge, LLC, a Connecticut limited liability company ("Edge"). Edge was organized for the sole purposes of funding our business plan. Under the terms of the notes, Edge loaned us $1,000,000, $50,000, $50,000, and $275,000 respectively with simple interest at the rate of ten percent per annum. We have received all funds under our notes and security agreements with Pet Edge. All principal and accrued interest on the notes is due March 9, 2006, May 27, 2006, June 5, 2006, and June 30, 2006 respectively. The notes may not be prepaid in whole or in part without the written consent of the Holder. To secure our obligations under the notes, we granted Edge a first priority security interest on all of our assets, now owned and acquired during the term of the notes.

     Between August 2002 and the date of this filing, we sold 101,250 shares of Series A Preferred Stock as part of a private placement for $2.00 per share to 27 individuals who were either Accredited Investors or investors who had such knowledge and sophistication that they were able to evaluate the merits and risks of an investment.

     On May 28, 2003, we issued 5,000 shares of common stock to each member of our Veterinary Advisory Board in their advisory capacities; namely: Jeffrey
     I. Werber, Gerald M. Snyder, Ronald R. Whitford, Nan L. Boss, R. Chris Blair, W. G. Coombs, Randy P. Carsch, Bernadine Cruz, Mark Maltzer, and Gretchen Becker. These shares were valued at $0.10 per share based upon the fair market value of services to be rendered.

     (d) Not Applicable

Item 3.: Defaults upon Senior Securities

     None

Item 4.: Submission of Matters to a Vote of Security Holders

     None

Item 5.: Other Information

     On November 5, 2003, Donald R. Mastropietro was appointed Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary and Teresa J. Bray was appointed Vice President Corporate Administration and Corporate Secretary.

Item 6.: Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this report:

          3.1 Certificate of Designation, Preferences, Rights and Limitations of Series B Convertible Preferred Stock, No Par Value, filed November 12, 2003

          10.1 Amendment to Senior Convertible Promissory Notes to Pet Edge, LLC dated November 10, 2003

          31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

          31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

          32.1 Certification of Chief Executive Officer of pursuant to 18 U.S.C.
               - Section 1350.

          32.2 Certification of Chief Financial Officer of pursuant to 18 U.S.C.
               - Section 1350.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 14, 2003                  PETCARE TELEVISION NETWORK, INC.



                                            By: /s/ Philip M. Cohen
                                            ------------------------------------
                                            Philip M. Cohen, President and Chief
                                            Executive Officer



                                            By: /s/ Donald R. Mastropietro
                                            ------------------------------------
                                            Donald R. Mastropietro, Vice
                                            President Finance and Chief
                                            Financial Officer