Form 10KSB
period 2003-12-31
PETCARE TELEVISION NETWORK INC
filed 2004-03-30
CIK 1235899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

             For the fiscal year ended DECEMBER 31, 2003
                         Commission File No. 333-105840

                        PETCARE TELEVISION NETWORK, INC.
             (Exact name of registrant as specified in its charter)

FLORIDA                                                  59-3645932
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  8406 BENJAMIN ROAD, SUITE C, TAMPA, FL 33634
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (813) 888-7330

                                      N/A
             (Former name and address if changed since last Report)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Exchange Act:

                         COMMON STOCK, PAR VALUE $.0005
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      Registrant's revenues for the year ended December 31, 2003:   $6,381

      The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant as of March 23, 2004 was approximately $7,336,693 based upon the closing sales price of the Company's Common Stock of $1.70 on March 23, 2004.(1)

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

      The number of shares outstanding of the Registrant's class of Common Stock, par value $.0005 per share, as of March 23, 2004, was 12,361,959.



                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE


                 Transitional Small Business Disclosure Format:

                                 Yes [ ]   No [X]






(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our," "PetCARE" and "our company" refer to PetCARE Television Network, Inc., a Florida corporation.


FORWARD LOOKING STATEMENTS

When  used in this  Annual  Report on Form  10-KSB,  the  words  "may,"  "will,"
"expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company's ability to obtain additional sources of capital to fund continuing operations in the immediate term; (ii) the Company's ability to retain existing or obtain additional subscribers and advertisers; and (iii) other economic and competitive factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1

BUSINESS

BUSINESS DEVELOPMENT

We were originally incorporated in Florida on October 2, 1989 as Transition Lifestyle Consultants, Inc. From October 1989 to May 2000, we did not implement our business plan, had no operations and were inactive, although we unsuccessfully attempted to implement several business plans through merger or acquisition. In June 2002, we changed our name to PetCARE Television Network, Inc. and initiated our current business plan.


Our primary goal is to provide educational programming focused on optimal healthcare for animal companions and targeted to pet owners worldwide. While pet owners are seated in their veterinarian's reception area, our DVD is played, with an encouraging theme throughout each segment to "just ask" their veterinarian about current techniques, products and services available. The programming is funded by commercial advertisers that are reviewed and approved by our Veterinary Advisory Board, a distinguished group of veterinary professionals committed to providing quality educational, entertaining and encouraging veterinary health programming. Our programming is obtained through an annual or three-year subscription, with a TV/DVD system included in the three-year plan. Updated DVDs are shipped monthly to all subscribers.

Since the commencement of the implementation of our current business plan, we have devoted our activities to the following:

      o     Raising capital;

      o     Producing our programming;

      o     Securing advertisers for our programming;

      o     Securing equipment;

      o     Producing marketing materials for veterinarians and advertisers;

      o Contracting with Nielsen Media Research for a media compliance audit;

      o     Securing veterinary office locations to show our programming;

      o     Shipping equipment and educational programming to veterinarians.

We  have  expended  approximately   $1,850,000  through  December  31,  2003  in
developing our business plan which includes placing systems in approximately 3,000 veterinary offices, and we completed the production, replication, and delivery of five DVD magazines. As of December 31, 2003 we generated $297 of revenue from subscription sales to veterinarian offices and $6,000 from advertising. Subscription sales to date total $14,157, while advertising sales total $16,000.

OUR EDUCATIONAL PROGRAMMING

We currently produce a video magazine that we distribute to veterinary offices on a monthly basis. Each magazine is on a DVD with approximately 28 educational segments interspersed with up to 24 commercial advertising spots (consisting of 30-second commercials), approximately 24 billboards (consisting of 7-second static visual, a picture that doesn't move, identifying a product brand or company), and public service announcements.

We have completed the production of, and shipped to our subscribers, five DVD magazines. The first DVD magazine included 19 educational segments and 8 non-paying, test commercial advertising spots, and one billboard. The educational segments were Physical Exams, Pet First Aid, Initial Vaccinations, Flea Control, Arthritis, Allergies, Aging Pets, Obesity, Dental Health, Ear Problems, Internal Parasites, Heartworm Protection, Pet ID's & Chip Implants, Skin Problems, Glaucoma Testing, Traveling with Your Pet, Spay/Neuter, Crating/House Training, and Vaccinations & Boosters. The advertisers for the 8 non-paid commercial spots were Nestle, Fox Home Video, Purina, and Antech Diagnostics. Nestle, Fox Home Video, and Purina advertised more than one product. Commercial advertising spots are produced by the advertiser and provided to us at no cost.

The second DVD magazine included 22 educational segments produced by us, one educational segment produced by American Veterinary Medical Association, and four educational segments produced by the Humane Society of the United States. The advertisers for the 8 non-paying, test commercial advertising spots and billboards were Bio-Med Technologies, Nestle, Fox Home Video, Purina, and Antech Diagnostics. The 22 educational segments produced by us included a carryover of all of the segments from the first DVD magazine with three of those segments being re-shot, and the addition of three new segments entitled Your New Dog, Your New Cat, and Indoor vs. Outdoor Cat.

The third DVD magazine included 24 educational segments produced by us, two educational segments produced by American Veterinary Medical Association, and five educational segments produced by the Humane Society of the United States. The advertisers for the 15 test commercial advertising spots and billboards were Bio-Med Technologies, Nestle, Fox Home Video, Purina, and Antech Diagnostics. The 24 educational segments produced by us included a carryover of all of the segments from the second DVD magazine with two of those segments being re-shot, and the addition of two new segments entitled Litter Training and Pet Buddies.

The fourth DVD magazine included 26 educational segments produced by us, two educational segments produced by American Veterinary Medical Association, and six educational segments produced by the Humane Society of the United States. The advertisers for the 14 test commercial advertising spots and billboards were Purina, Nestle, Absorption Corp., Antech Diagnostics, Bio-Med Technologies, and DermaPet. The 26 educational segments produced by us included a carryover of all of the segments from the third DVD magazine with 2 of those segments being re-shot, and the addition of three new segments entitled Dog Behavior Problems-Chewing, Cat Behavior Problems-Scratching, and Heartworm Cat.

The fifth DVD magazine includes 29 educational segments produced by us, one educational segment produced by American Veterinary Medical Association, and seven educational segments produced by the Humane Society of the United States. The advertisers for the 21 test commercial advertising spots and billboards were Bio-Med Technologies, DermaPet, Antech Diagnostics, Purina, Fleabusters, Advantage (Bayer), and Absorption Corp. The 29 educational segments produced by us included a carryover of all of the segments from the fourth DVD magazine with 5 segments being re-shot, and the addition of 2 new segments entitled Avian Behavior and Pet Grooming.

We produce all of our educational programming segments. The first DVD magazine was completed at an approximate cost of $51,000. The programming costs for the next four DVD magazines averaged approximately $36,000 each. We anticipate the programming costs for future DVD magazines to be approximately $24,000 each. Currently, the cost of replicating the DVD's is approximately $2.24 each including delivery to the veterinarian's office.

Under a purchase order dated March 17, 2003 to RTI, Inc. we purchased 3,000 systems, (each system consisting of a TV and a DVD player). The terms of the purchase order called for RTI, Inc. to drop ship the systems from the equipment supplier directly to the subscriber veterinarian's office. The cost per system, including delivery directly to the veterinarian office was $184.00. Beginning March 16, 2004, we began filling new subscriber orders from our facility at approximately the same cost.

MARKETING TO SUBSCRIBERS

By using a combination of trade show presence, cross promotion with veterinary product distributors, direct mail of sample programming, press releases, and advertising, we will continue to notify the veterinary community that a three-year subscription to our DVD magazine is available. By signing our subscription agreement, each veterinarian subscriber commits to prominently display the system in its reception area and to play our programming during all client office hours. Our programming provides the flexibility of closed captioning in English, Spanish, or French at the option of each subscribing office.

The target market for our programming services are veterinary practices. According to the American Veterinary Medical Association (avma.org), there are 17,000 small animal practices nationwide. In order to reach this market of 17,000 practices, we estimate that it will cost approximately $250,000 to add 1,000 new paying subscribers per year. This figure includes employee expenses, and expenses for tradeshows, advertising, and direct mailings.

We now have our systems in place in 2,905 veterinary offices in all fifty states and the District of Columbia, as well as Canada, Mexico, Puerto Rico, and Australia. Our subscribing practices range from one to 27 veterinarians per hospital. Although we have not conducted any formal marketing studies other than to place our systems in these offices, only 193 of the offices in which we originally placed our systems have asked that they be removed.

We provided 2,856 three-year subscriptions at no cost to the veterinarian in order to develop a subscriber base to create sufficient interest to attract advertisers as well as future paying subscribers. As a result of our efforts to place these systems, we have subsequently learned that many veterinary practices already have TV systems in place, but want to purchase our programming. We have therefore, changed our subscriber pricing structure to offer the veterinarian two options:

      o     a subscription of our DVD magazine for $99 per year; or
      o     a three-year subscription for $297, which includes the equipment.

Subscription sales began in late January 2004. Currently we have 2,905 subscriptions in place, of which 2,856 are complimentary and 49 are paid.

SELLING TO COMMERCIAL ADVERTISERS

We will sell up to 24 commercial spots to national advertisers by offering to capture the attention of their specifically targeted audience in the veterinary waiting room at a cost effective rate. We provide advertisers the ability to place their commercial advertising spots on a monthly basis. Each 30-second commercial is shown once every hour.

Although we previously believed that potential advertisers would require us to complete a media compliance audit with Nielsen Media Research rating service before they paid for advertising, we have found that no potential advertisers have insisted on the audit, although they have indicated that they would pay us higher rates if we had an audit. We entered into a Media Compliance Audit Research Proposal and Agreement dated March 18, 2004 with Nielsen Media Research who will provide an independent, statistically sound and industry-accepted verification of media compliance for our network. The research results will be used to support advertising sales and promotion, veterinarian office recruitment and retention, and corporate planning and management.

Audit results will be available for use in August, 2004 and advertising sales will begin shortly thereafter using new rates established through the media audit. Until the rating service has completed its audit and our rate card is validated, we plan on charging $5,000 for a 30-second commercial and $2,000 for a 7-second billboard. This rate will be guaranteed through 2004, and any rate increase resulting from the audit will not go into effect until 2005.

COMPETITION

Our business involves the use of continuously presented educational programming interspersed with commercial advertising placed in the waiting rooms of veterinary offices, also called placed-based media. We compete for advertising with traditional television, radio, and print media, such as the Animal Planet channel on cable television or animal oriented magazines. Many of our competitors have advantages over the services that we now offer, including significantly greater brand recognition, a larger sales force, customer bases, longer operating histories, and financial and other resources.

Although the use of this place-based media is a relatively new forum for advertisers, it is already in use in human medical waiting rooms by AccentHealth (www.accenthealth.com). We plan to compete by providing advertisers with a captive, targeted audience of individuals bringing their animals to veterinarians for treatment. Commercials on our network are aired in veterinary waiting rooms on a TV/DVD system where the channel and volume cannot be changed by the viewer, and it is typically located in a room with no sight barriers, and in which the viewer has little else to occupy themselves. We believe that in airing a commercial to this highly targeted captive audience, the advertiser is offered an opportunity that cannot currently be matched by our competitors.

GOVERNMENT APPROVALS

No government approvals are needed for our services.

EMPLOYEES

We currently have the following full-time employees:

Operations  3
Management  3
Sales       4

We currently employ two part-time employees. We have no collective bargaining agreements. We consider our relationship with our employees to be excellent.

ITEM 2

PROPERTIES

On August 19, 2003, we entered into a 62-month lease agreement commencing on October 1, 2003 with Liberty Property Limited Partnership for approximately 3,800 square feet of office/warehouse space located at 8406 Benjamin Road, Suite C, Tampa, Florida 33634. The monthly lease amount is approximately $3,200.00. These offices are in good condition.

ITEM 3

LEGAL PROCEEDINGS

There are no pending or threatened lawsuits against us.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's security holders for a vote during the course of the fourth quarter of this fiscal year.


                                    PART II

ITEM 5

MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock began trading on the OTC-Bulletin Board on February 2, 2004 under the symbol PTNW. There is a limited public trading market for our common stock and a regular, more active trading market may not develop, or if developed, may not be sustained. Therefore, in all likelihood, a shareholder will not be able to resell their securities should they desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. On March 23, 2004, the last reported sales price of our common stock was $1.70 per share.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the Board of Directors deems relevant.

In addition, convertible notes issued to a note holder contain the following restrictions: As long as the notes are outstanding, we will not directly or indirectly declare or pay any dividend or make any distribution in cash or property to holders of our capital stock or purchase, redeem, or otherwise acquire or retire for value other than through the issuance solely of capital stock or warrants, rights, or options to acquire capital stock or any securities exchangeable for or convertible into any of our shares.

RECENT SALES OF UNREGISTERED SECURITIES

Series A Convertible Preferred Stock

From August 2002 through February 2003, the Company sold an aggregate of 101,250 shares of Series A Convertible Preferred Stock ("Series A Stock") for $2.00 per share to 27 individuals. Pursuant to the Certificate of Designation, the Series A Stock automatically converted into our common stock ten (10) days after the our common stock began to be quoted on the Pink Sheets (although we subsequently chose to be listed on the OTC-Bulletin Board). Based on the conversion formula contained in the Certificate of Designation, the 101,250 shares of Series A Stock converted into an aggregate of 525,959 shares of our common stock on February 25, 2004. As a result of the foregoing, we amended the Certificate of Designation related to the Series A Stock to reduce the number of authorized shares of Series A Stock to 101,250 and immediately cancelled those shares, and the balance of 1,398,750 shares of Series A Stock were returned to the status of authorized but unissued and undesignated shares of Preferred Stock. As of the date hereof there are no shares of Series A stock authorized or outstanding. The offering is claimed to be exempt under Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

Series B Convertible Preferred Stock

In the fourth quarter of 2003, we offered 1,000,000 units for sale for $2.00 per unit. Each unit consisted of one share of Series B Convertible Preferred Stock ("Series B Stock") and a warrant to purchase common stock at $1.00 per share. On December 1, 2003, the Company sold 1,000 units to one individual. Pursuant to the Certificate of Designation, the Series B Stock is convertible into our common stock at any time commencing one year from the date of issuance at the variable conversion price equal to 60% of the average closing price as reported by Bloomberg L.P. for the five trading days preceding the date of conversion. However, in no event shall the conversion price be less than $0.75 per share nor greater than $3.00 per share.

No other shares of Series B Stock were sold. We have discontinued this offering and anticipate that the Certificate of Designation will be amended, although the preferences have not yet been established. The sole shareholder of the Series B Stock has agreed to return the 1,000 units in exchange for a like value in the proposed offering of the to-be amended Series B Stock. The offering is claimed to be exempt under Section 4(2) of the Securities Act of 1933.

CONVERTIBLE NOTES

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

The principal and interest on the Edge Notes is convertible into shares of our common stock at $.246 per share, subject to anti-dilution provisions for the following:

      o     stock dividends or combinations;
      o     consolidation or merger; and/or
      o     sale of stock at less than $0.246 per share.

In addition, the conversion price will also be reduced to the average closing bid price for our common stock for the 20 business days immediately prior to the date of any conversion or if the common stock is traded on an exchange, the average of the closing price of the common stock on such exchange during said 20 day period, provided that this will only apply if said average closing bid price or average closing price for our common stock, whichever applies, is less than the applicable conversion price at the time of conversion. Under no circumstances will the conversion price be increased from the initial conversion price or from any conversion price to which it may be reduced.

So long as Edge is the holder of the respective notes on March 10, 2006, May 28, 2006, June 6, 2006, and July 1, 2006, Edge has one-time registration rights for any shares acquired upon conversion of the notes, meaning Edge or any of its members can require us to register their shares for resale; and piggy-back registration rights, meaning if we file certain types of registration statements to sell our shares, Edge and its members can request that their shares be included in the registration statement.

We granted Edge pre-emptive rights, meaning that so long as the notes are outstanding, then we cannot issue, sell, or exchange, or agree to issue, sell, or exchange any shares of capital stock or any securities convertible into our capital stock without giving Edge the right to buy the securities we intend to issue on the same terms and conditions for a period of 15 business days after delivery of notice to them.

We agreed to cause two individuals designated by Edge to be nominated, and will use our best efforts to cause those individuals to continue to be elected and remain members of our board of directors. Philip M. Cohen, our President and Chief Executive Officer, agreed to vote his shares in favor of the election of the Edge designees.

We also agreed to the following restrictions as long as the notes are outstanding:

      o We will not incur any indebtedness, other than trade debt incurred in the ordinary course of business, without the approval of Edge.

      o We will not directly or indirectly (i) declare or pay any dividend or make any distribution in cash or property to holders of our capital stock or (ii) purchase, redeem, or otherwise acquire or retire for value other than through the issuance solely of capital stock or warrants, rights, or options to acquire capital stock or any securities exchangeable for or convertible into any of our shares.

In addition, Mr. Cohen and James C. Calaway, a member of our Board of Directors, agreed to the following restrictions on the sale of their shares: From the date the first note issued on May 10, 2003 until a date which is both at least (i) six (6) months after the note will have been converted into common stock and
(ii) six (6) months after the earlier to occur of (a) the effective date of a registration statement registering Edge's shares of common stock underlying the note, or (b) six (6) months after Edge can sell the shares of common stock underlying the note pursuant to Rule 144(k), Mr. Cohen and Mr. Calaway will not, without the prior written consent of Edge, offer, pledge, sell, transfer, assign, contract to sell, grant any option for the sale of, or otherwise dispose of, directly or indirectly, pursuant to Rule 144 or otherwise, any shares of the common stock beneficially or otherwise owned by them, except that they may transfer any of such shares in a private transaction, provided, that the transferee agrees in writing to be bound by an identical restriction and that the stock certificate for the shares transferred bears the appropriate legend. These restrictions terminate the date that the original note is paid in full.

As further consideration of the original note, we purchased a key-man life insurance policy on the life of Mr. Cohen for the benefit of Edge.

On June 10, 2003, we entered into a Note Purchase Agreement and Convertible Promissory Note ("Note") with one of our directors, Dr. Maltzer. Under the terms of the Note, Dr. Maltzer agreed to loan us $50,000 with simple interest at a rate of ten percent per annum. All principal and accrued interest is due June 9, 2006. Principal and interest are convertible into shares of our common stock at $.246 per share.

On November 10, 2003, we entered into an agreement with Edge to amend the conversion terms of their notes issued on March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 (the "Edge Amendment"). Under the terms of the Edge Amendment, the conversion price on the respective notes totaling $1,375,000 shall provide that if shares, in segments of not less than $250,000, are converted before one year from the date of the Edge Amendment, the conversion price will be $0.214 per share, and if converted after one year from the date of the Edge Amendment and before two years from the date of the Edge Amendment, the conversion price will be $0.23 per share.

On February 13, 2004, we entered into a Note Purchase Agreement and Subordinated Convertible Promissory Note ("Note") with Victus Capital, LP, a Delaware limited partnership ("Victus"). Under the terms of this twelve-month Note, Victus loaned us $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments are made, $250,000 of the principal amount of the Note was delivered to an escrow agent to hold for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the Note, Victus has the option to convert the principal and any outstanding interest into shares of a subsequent private offering of preferred stock, or into shares of our common stock at a price of $.375 per share. Upon acceleration or conversion of the Note, any unpaid balance in the escrow account will be returned to Victus.

Registration Rights

In connection with the Edge note, we granted Edge registration rights to have their shares included in any registration statement we file, subject to certain conditions.

We also granted piggyback registration rights to Mr. Calaway, Daniel V. Hugo, a member of our Board of Directors, Dr. Maltzer, Robert and Janna Hugo, and Robert and Jamie Turner for shares issued to them in connection with their loans to us.

Our shares will be "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

      o Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

      o Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

      o Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

      o Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

OTC Bulletin Board Considerations

The OTC Bulletin Board is separate and distinct from the NASDAQ stock market. NASDAQ has no business relationship with issuers of securities quoted on the OTC Bulletin Board. The SEC's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Bulletin Board.

Although the NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards, the OTC Bulletin Board has no listing standards. Rather, it is the market maker who chooses to quote a security on the system, files the application, and is obligated to comply with keeping information about the issuer in its files. The NASD cannot deny an application by a market maker to quote the stock of a company. The only requirement for inclusion in the bulletin board is that the issuer be current in its reporting requirements with the SEC.

Investors may have greater difficulty in getting orders filled because our stock trades on the OTC Bulletin Board rather than on NASDAQ. Investors' orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as with NASDAQ-listed securities.

Investors must contact a broker-dealer to trade OTC Bulletin Board securities. Investors do not have direct access to the bulletin board service. For bulletin board securities, there only has to be one market maker.

Bulletin board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders (an order to buy or sell a specific number of shares at the current market price) it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution.

Because analysts do not usually follow bulletin board stocks, there may be lower trading volume than for NASDAQ-listed securities.

2002 EQUITY INCENTIVE PLAN

We have an equity incentive plan available to key employees and consultants of the Company. Under the plan, we may grant options for up to two million shares of common stock. The exercise price of each incentive option is equal to the greater of the fair market value of our stock on the date of grant or the aggregate par value of the stock on the date of grant. In the case of any 10% stockholder, the incentive option price will not be less than 110% of the fair market value on the date of grant. The Compensation Committee of the Board of Directors shall determine the price at which shares of stock may be purchased under a nonqualified option. Options expire ten years from the date of grant, except for those granted to a 10% stockholder, which expire five years from the date of grant. To date, we have granted 159,000 options under this equity incentive plan.

As an inducement for Mr. Calaway to lend us $25,000 under a short-term promissory note, which has since been repaid, Mr. Cohen agreed on February 6, 2003 to assign to Mr. Calaway all of the shares that he may be granted under our 2002 Equity Incentive Plan (the "Plan"), until such time as the total number of shares Mr. Calaway receives under the Plan (combined with the shares assigned to him by Mr. Cohen) either (a) total 50% of the shares available to be issued under the Plan or (b) until such time as the Plan expires.

INFORMATION CONCERNING THE PLAN AND OTHER COMPANY EQUITY COMPENSATION PLANS

The following table sets forth information concerning the number of shares of our common stock which may be issued under all of our equity compensation plans existing on December 31, 2003:

--------------------------------------------------------------------------------
                      Equity Compensation Plan Information
--------------------------------------------------------------------------------
                            (a)                 (b)                 (c)
--------------------------------------------------------------------------------
Plan Category          Number of          Weighted-average   Number of
                       securities to be   exercise price of  securities
                       issued upon        outstanding        remaining available
                       exercise of        options, warrants  for future issuance
                       outstanding        and rights         under equity
                       options, warrants                     compensation plans
                       and rights                            (excluding
                                                             securities
                                                             reflected in column
                                                             (a))
--------------------------------------------------------------------------------
Equity compensation
plans approved by           159,000              $.246            1,841,000
shareholders
--------------------------------------------------------------------------------
Equity compensation
plans not approved by
shareholders                    -0-                -0-                  -0-
--------------------------------------------------------------------------------
TOTAL                       159,000              $.246            1,841,000
--------------------------------------------------------------------------------

ITEM 6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements.

OVERVIEW

PetCARE Television Network, Inc. was organized as a Florida corporation on October 2, 1989. We are a development stage company, and as such have devoted most of our efforts since inception in developing our business plan, issuing common stock, obtaining financing, establishing our accounting systems, and other administrative functions.


Our primary goal is to provide educational programming focused on optimal healthcare for animal companions and targeted to pet owners worldwide. While pet owners are seated in their veterinarian's reception area, our DVD is played, with an encouraging theme throughout each segment to "just ask" their veterinarian about current techniques, products and services available. The programming is funded by commercial advertisers that are reviewed and approved by our Veterinary Advisory Board, a distinguished group of veterinary professionals committed to providing quality educational, entertaining and encouraging veterinary health programming. Our programming is obtained through an annual or three-year subscription, with a TV/DVD system included in the three-year plan. Our updated DVDs are shipped monthly to all veterinarian subscribers.

Our website (www.petcaretv.com) was developed in cooperation with Ideas Unlimited, a company that develops and maintains websites. We use our website primarily as an information tool for prospective subscribers and advertisers who can log on to find out about our business. Prospective subscribers are allowed to view our current programming, review our subscription process, and subscribe to our services online using a credit card. Once they have subscribed and received their equipment, they may visit our website for frequently asked questions and directions/installation instructions. Ideas Unlimited provides us with information on a monthly basis regarding visits to our website and what type of information was accessed. Nothing on our website is part of this filing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This report, including the documents incorporated by reference in this report, includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results may differ materially from those discussed herein, or implied by these forward-looking statements. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

RESULTS OF OPERATIONS

Results of Operations - Inception (October 2, 1989) to December 31, 2003

From inception to December 31, 2003, we had losses totaling $2,383,785. For this period, our costs relating to general and administration costs totaled $1,311,038 or 57% of total operating expenses. DVD production costs totaled $168,767 or 7% of total operating expenses and sales and marketing costs totaled $669,254 or 29% of total operating expenses. The remainder of operating expense is represented by depreciation and amortization that totaled $145,844 or 7%.

From inception through December 31, 2003, we incurred interest expense of $104,640. This amount includes $2,713 related to the interest bearing promissory notes in the aggregate amount of $90,000, repaid subsequent to this period, and interest expense of $101,927 accrued on the outstanding $1,375,000 note with Pet Edge and $149,500 in notes from shareholders.

Results of Operations - Year Ending December 31, 2003 and 2002

For the year ending December 31, 2003, we had losses totaling $1,825,313 compared to losses of $498,988 for same period in 2002, an increase of 266%. The increase of $1,326,325 is solely a result of the increase in operating activity during 2003 (we began actively executing our business plan in mid-2002). In 2003 our general and administration costs totaled $865,060 compared to $383,571 in 2002, which represents an increase of 125%. This increase reflects the aforementioned execution of our business plan for the full year 2003, including additional personnel, and legal and audit fees associated with our registration statement. For the years 2003 and 2002, our DVD production costs totaled $115,411 compared to $53,357 respectively or an increase of 116%, directly related to the increased number of DVD magazines produced in 2003 versus 2002. Our sales and marketing costs totaled $608,910 in 2003 compared to $60,344 in 2002, which represents an increase of 909%. This change is primarily due to the expensing of promotional material used in developing our subscriber network totaling $414,000. Depreciation and amortization costs totaled $140,022 for the year ended December 31, 2003 compared to $735 for the year ended December 31, 2002. Interest expense for the year ended December 31, 2003 was $103,688 compared to $952 for the year ended December 31, 2002. This increase in interest expense was due to increased borrowing by the Company during 2003.

LIQUIDITY AND MANAGEMENT'S PLAN OF OPERATIONS

As of March 23, 2004, we had cash on hand of approximately $60,000, which is sufficient to satisfy our operating requirements through April 2004. To satisfy our operating requirements through December 2004, we estimate that we will need an additional $1,000,000. If we do not generate revenues or secure debt or equity financing before the end of April 2004, we will be unable to sustain our current level of operations and may have to cut back or shut down our operations at that time.

On May 16, 2002, we issued a non-interest bearing promissory note to Mr. Calaway for a loan from him of $100,000 (the "Calaway Note"). The repayment of the Calaway Note is contingent upon the receipt of funds received through private placement transactions, with periodic payments to be made to Mr. Calaway as follows: $10,000 due after the first $300,000 is received; $10,000 due after the next $100,000 is received; $10,000 due after the next $100,000 is received, $35,000 due after the next $100,000 is received; and the remaining $35,000 due after the next $100,000 is received. As an inducement for Mr. Calaway's consent to enter into a lock-up agreement of his 2,300,000 shares relative to the Edge loan, we amended the repayment provisions of his note on February 6, 2003 to be 10% of all investment funds received, excluding loans from Edge. As of March 23, 2004, the principal balance is $91,500.

In June 2002, we issued non-interest bearing promissory notes (the "Hugo/Turner Notes") as follows:

      o Daniel V. Hugo, a former officer and current director, for a loan from him of $25,000
      o     Robert and Janna Hugo for a loan from them of $6,000
      o     Robert and Jamie Turner for a loan from them of $5,000

The repayment of the Hugo/Turner Notes are contingent upon the receipt of funds received through private placement transactions, with periodic payments to be made to the holders as follows: 10% due after the first $300,000 is received; 10% due after the next $100,000 is received; 10% due after the next $100,000 is received, 35% due after the next $100,000 is received; and the remaining 35% due after the next $100,000 is received. As of March 23, 2004, the aggregate principal balance on the Hugo/Turner Notes is $36,000.

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

On November 10, 2003, we entered into an agreement with Edge to amend the conversion terms of their notes issued on March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 (the "Edge Amendment"). Under the terms of the Edge Amendment, the conversion price on the respective notes totaling $1,375,000 shall provide that if shares, in segments of not less than $250,000, are converted before one year from the date of the Edge Amendment, the conversion price will be $0.214 per share, and if converted after one year from the date of the Edge Amendment and before two years from the date of the Edge Amendment, the conversion price will be $0.23 per share.

On June 10, 2003, we entered into a Note Purchase Agreement and Convertible Promissory Note ("Note") with one of our directors, Dr. Maltzer. Under the terms of the Note, Dr. Maltzer agreed to loan us $50,000 with simple interest at a rate of ten percent per annum. All principal and accrued interest is due June 9, 2006. Principal and interest are convertible into shares of our common stock at $.246 per share.

On October 17, 2003, we issued unsecured promissory notes to Mr. Calaway and Dr. Maltzer for a loan from each in the amount of $25,000 (collectively, the "Calaway/Maltzer Notes"). The Calaway/Maltzer Notes bear interest at the rate of 10% simple interest per annum. All principal and interest was paid in February 2004.

On February 13, 2004, we entered into a Note Purchase Agreement and Subordinated Convertible Promissory Note ("Note") with Victus Capital, LP, a Delaware limited partnership ("Victus"). Under the terms of this twelve-month Note, Victus loaned us $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments are made, $250,000 of the principal amount of the Note was delivered to an escrow agent to hold for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the Note, Victus has the option to convert the principal and any outstanding interest into shares of a future private offering, or into shares of the Company's common stock at a price of $.375 per share. Upon acceleration or conversion of the Note, any unpaid balance in the escrow account will be returned to Victus.

ITEM 7

FINANCIAL STATEMENTS

Financial statements are included under Item 13(A) and may be found at pages F(i) through F-13.

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our management, including the chief executive officer and the chief financial officer, concluded that as of the date of the evaluation our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

                                    PART III

ITEM 9

DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation, death, or removal. Our directors and executive officers are as follows:

Philip M. Cohen         56    President, Chairman of the Board, Chief Executive Officer
Donald R. Mastropietro  56    V. P. Finance, Chief Financial Officer, Treas., Asst. Sec.
Teresa J. Bray          47    V. P. Corporate Administration, Corporate Secretary
Daniel V. Hugo          44    Director
Jeffrey I. Werber, DVM  48    Director
James C. Calaway        71    Director
Bernard J. Kouma        67    Director
A. John Sfondrini, Jr.  55    Director
Mark C. Maltzer, M.D.   53    Director
J. Holt Smith           62    Director
David B. Benedict       63    Director

Philip M. Cohen - Chairman of the Board, President, Chief Executive Officer

As founder and President of PetCARE, Philip M. Cohen has served at its Chairman of the Board, Chief Executive Officer, and President since March 2000. Previously, from January 1996 to March 2000, Mr. Cohen served as President of Nightwing Entertainment, Inc., an entertainment marketing company. Since 1986, Mr. Cohen has been producing educational programming for veterinary client education programs and parent education programs. Mr. Cohen earned his BA and MBA from LaSalle University.

Donald R. Mastropietro - Vice Pres. Finance, Chief Financial Officer, Treasurer and Asst. Secretary

Donald R. Mastropietro has served as Controller of PetCARE since August 2002, and in November 2003 was named as Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary. From May 1999 to August 2002, Mr. Mastropietro held accounting positions with Intelliworxx, Inc., a publicly traded company specializing in the design, manufacture, and sale of hand-held computers, also serving as Corporate Secretary from March 2000. From 1996 until he joined Intelliworxx, Mr. Mastropietro worked as a financial consultant for several public and private companies. From 1993 to 1996, he served as Chief Financial Officer of EVRO Corporation, a publicly traded holding company. From 1972 to 1993, Mr. Mastropietro held several accounting positions at Teltronics, Inc, a publicly traded company specializing in the design, manufacture, and sale of telecommunication equipment, serving the last five years as Vice President of Finance, Chief Financial Officer, Secretary, and Treasurer.

Teresa J. Bray - Vice President Corporate Administration, Corporate Secretary

Teresa J. Bray has served as Vice President Corporate Administration for PetCARE since December 1, 2002 and in November 2003 was named as Corporate Secretary. From 1999 to December 2002,

Ms. Bray served as Vice President of Administration of Apogee Business Consultants, LLC, a Nevada limited liability company specializing in business organization, reverse mergers, and public company compliance. Ms. Bray also served as Vice-President, Secretary, and Director of Peerless Consultants, Inc., a privately held Florida corporation specializing in financial consulting for private and public companies. For the past 20 years, Ms. Bray has worked as an employee, director, and/or consultant to many public and private companies, assisting them with corporate management structure, human resources, management of corporate books and records; the preparation and filing of documents required for compliance by the Securities and Exchange Commission and the National
Association of Securities Dealers, Inc., the preparation and filing of documentation for blue sky compliance, individual state securities compliance, and private and public stock offerings; the preparation and dissemination of press releases, the development of equity incentive plans and business plans, investor relations issues, and corporate due diligence in connection with mergers and acquisitions.

Daniel V. Hugo - Director

Daniel V. Hugo was elected as a Director of PetCARE in June 2002 and then appointed as Vice President Network Services. Mr. Hugo resigned as Vice President as of December 31, 2003, but still continues to serve as Director. From February 2001 to March 2002, Mr. Hugo served as Chief Technology Officer for Apex Security Group, a network solution provider. From August 1998 to January 2001, Mr. Hugo served as Director of Development for Colorado Mountain College. Mr. Hugo earned a Bachelor's Degree in Arts and Science from the University of Denver.

Bernard J. Kouma - Director

Bernard J. Kouma was elected as a Director of PetCARE in June 2002. From February 1961 to June 1976, Mr. Kouma served as Controller, and later as Vice President Finance, with Norden Laboratories, a veterinary biological and pharmaceuticals company. In 1988, Mr. Kouma founded AVLS, Inc., an unaffiliated company where he continues to serve as President, and distributes practice management tools for the veterinary profession. Since 1998, Mr. Kouma has served as President of Veterinary Marketing Services, Inc., a company that markets high-tech medical equipment to the veterinary profession. Mr. Kouma earned his CPA certificate at the NBI Institute in Lincoln, Nebraska.

James C. Calaway - Director

James C. Calaway was elected as a Director of PetCARE in June 2002. Previously, Mr. Calaway founded Edge Petroleum (an oil and gas exploration and development company) in 1986 and served as its Chief Executive Officer and Chairman until his retirement in 1995. Mr. Calaway is a graduate of the University of Texas where he earned his Bachelor's Degree in Business and his Law Degree.

Jeffrey I. Werber, DVM - Director

Jeffrey I. Werber, DVM was elected as a Director of PetCARE in June 2002. Dr. Werber earned a Zoology degree from the University of California at Berkley, and earned his Veterinary Medical Degree from University of California at Davis in 1984. Since 1986, Mr. Werber has owned and operated a veterinary hospital in Los Angeles, California. Dr. Werber also serves as the Chairman of our Veterinary Advisory Board and is a host for our educational programming.

A. John Sfondrini, Jr.  - Director

A. John Sfondrini, Jr. has served as a director of PetCARE since March 17, 2003. Since 1987, Mr. Sfondrini has served as the general partner of Edge Group, a general partnership comprised of limited partnerships that own natural gas producing properties. He is also the managing member of Pet Edge, LLC, a Connecticut limited liability company formed solely to fund our business plan that has loaned us $1.375 million under convertible promissory notes. Mr. Sfondrini became a director pursuant to the terms of the notes. Mr. Sfondrini has served as director of Edge Petroleum Corp. since December 1996 and prior to that as a director of its predecessors from 1986. Mr. Sfondrini earned his B.S. in Finance from the University of Pennsylvania, and graduated from Wharton School of Commerce and Finance in 1970.

Mark C. Maltzer, M.D. - Director

Mark C. Maltzer, M.D. has served as a director of PetCARE since March 17, 2003. Since January 1998 he has been a practicing physician with PCC Medical Group of Sacramento, Inc. where he also serves as Medical Director. Dr. Maltzer earned an A.B. in Biology from Oberlin College in Oberlin, Ohio in 1972. He earned his M.D. from the University of Michigan Medical School in 1976. He is board certified in obstetrics and gynecology.

J. Holt Smith - Director
J. Holt Smith was elected as a director of PetCARE on June 10, 2003. Since June 2000, Mr. Smith has been a partner in the law firm Kelly Lytton & Vann, LLP in Los Angeles, California specializing in the areas of corporate law, mergers and acquisitions, and securities. From June 1967 to June 1979, Mr. Smith was a partner of McDonald, Sanders, Ginsburg, Phillips, Maddox & Newkirk in Fort Worth, Texas. In 1979 Mr. Smith served as Vice President of the United States Trust Company of New York. He was also head of the securities department of the Los Angeles law firm on Bushkin, Gaims, Gaines & Jonas from June 1980 to July 1988. From July 1998 to June 2000, he was founder/owner of Smith & Associates, a law firm located in Los Angeles, CA. Mr. Smith holds two degrees from Vanderbilt University (B.A. 1963, LL.B. 1966). He was admitted to the California Bar in 1980; the Tennessee Bar in 1966, and the Texas Bar in 1967. Mr. Smith has been admitted to practice in the United States District Court, Northern District of Texas.

David B. Benedict - Director

David B. Benedict was elected as a director of PetCARE on June 10, 2003. He is a member of Pet Edge, LLC, a Connecticut limited liability company formed to fund PetCARE's business plan. Since 1987, Mr. Benedict has served as a Managing Director of Capital Markets with First Albany Corporation, an investment and banking firm. Prior to working at First Albany, Mr. Benedict worked in the securities industry in various capacities since 1970 with several firms including Dillon Read, Bear Stearns, and Oppenheimer & Co. Mr. Benedict served as a director of Edge Petroleum Corporation, an oil and gas exploration and development company, from December 1996 until June 2002. Mr. Benedict received a BS and a BA from Lehigh University in 1962.

BOARD OF DIRECTORS; AUDIT COMMITTEE

The Board of Directors held one meeting during fiscal 2003.

Our Board of Directors has not yet designated one of its members to serve as its financial expert. Further, our Board of Directors has not yet established an audit committee.

DIRECTORS' COMPENSATION

We have a policy of not granting fees to directors who attend a regularly scheduled or special board meetings; however we may reimburse out-of-state directors for their cost of travel and lodging to attend such meetings.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Not applicable.

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct for Officers and Directors and a Code of Ethics for Financial Executives that applies to all of our executive officers, directors, and financial executives. Copies of these codes are filed as exhibits to this Form 10-KSB Report.

ITEM 10

EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2003, 2002, and 2001 by our chief executive officer and president.

---------------------------------------------------------------------------
NAME               POSITION         YEAR     SALARY        DOLLAR VALUE OF
                                                           STOCK-BASED
                                                           COMPENSATION
---------------------------------------------------------------------------
Philip M. Cohen    President/CEO    2003        $133,465                 0
---------------------------------------------------------------------------
                                    2002         $87,500        $37,423(1)
---------------------------------------------------------------------------
                                    2001               0        $37,424(1)
---------------------------------------------------------------------------

(1) On June 5, 2002, we approved the issuance of 748,447 shares of common stock to Philip Cohen in lieu of salary from July 1, 2001 to June 1, 2002.

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, was paid to Mr. Cohen during these periods.

Compensation Agreements

Employment Agreement:
On June 5, 2002, we entered into an Employment Agreement ("Agreement") with Mr. Cohen that has an infinite term. This Agreement automatically renews every ninety days commencing June 5, 2002. We may terminate the Agreement with cause, effective upon delivery of written notice to Mr. Cohen, except where the cause is a material breach of the Agreement, for which Mr. Cohen has sixty days to cure the material breach after written notice from us. We may terminate the Agreement without cause, effective sixty days after written notice to Mr. Cohen. Mr. Cohen may terminate the Agreement with cause provided he delivers written notice to us sixty days before termination, or without cause provided he delivers written notice one year before termination. If we terminate the Agreement without cause, or Mr. Cohen terminates the Agreement with cause, we will be obligated to pay Mr. Cohen the compensation, remuneration and expenses specified below for a period of five years from the date of notice. Under the terms of the Agreement, Mr. Cohen will receive an annual salary of $150,000, payable in monthly installments of $12,500, which salary is to be renegotiated at the end of each fiscal year. The salary was not renegotiated at the end of fiscal year 2002 or 2003. Mr. Cohen also receives medical and long-term disability insurance at our expense, as well as an automobile for business use, and reimbursement for certain business expenses.

The Agreement requires that Mr. Cohen devote such time and attention to our business and affairs as is reasonably necessary to carry out his duties; provided, however, that he must devote no less than forty hours per week to his duties for us. Mr. Cohen currently devotes all of his time to us.

Placement Agent Agreement

On February 2, 2004 we entered into a one-year agreement with H.C. Wainwright & Co., Inc. ("Wainwright") as placement agent to arrange the sale of debt, equity or equity-linked securities on our behalf. We agreed to pay Wainwright a non-refundable retainer fee of $12,500, payable in cash or common stock at the option of Wainwright, plus a cash placement fee equal to 10% on any gross proceeds received by us relative to financing arranged by Wainwright. We have also agreed to issue Wainwright warrants to purchase 20% of the amount of securities issued to investors pursuant to the agreement.

2002 INCENTIVE STOCK OPTION PLAN

We have an equity incentive plan available to key employees and consultants of the Company. Under the plan, we may grant options for up to two million shares of common stock. The exercise price of each incentive option is equal to the greater of the fair market value of our stock on the date of grant or the aggregate par value of the stock on the date of grant. In the case of any 10% stockholder, the incentive option price will not be less than 110% of the fair market value on the date of grant. The Compensation Committee of the Board of Directors shall determine the price at which shares of stock may be purchased under a nonqualified option. Options expire ten years from the date of grant, except for those granted to a 10% stockholder, which expire five years from the date of grant. To date, we have granted 159,000 options under this equity incentive plan.

The following table sets forth options granted to each executive officer of the Company during the year ended December 31, 2003:

--------------------------------------------------------------------------------
                       OPTION GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

--------------------------------------------------------------------------------
                             Number of     Percent of
                             Securities  Total Options    Exercise
                             Underlying    Granted to      Price
                            Option Grant  Employees in   Per Share   Expiration
                                          Fiscal Year                   Date
--------------------------------------------------------------------------------
2002 EQUITY INCENTIVE PLAN
--------------------------------------------------------------------------------
Philip M. Cohen                 -0-           N/A           N/A         N/A
--------------------------------------------------------------------------------
Donald R. Mastropietro          -0-           N/A           N/A         N/A
--------------------------------------------------------------------------------
Teresa J. Bray                  -0-           N/A           N/A         N/A
--------------------------------------------------------------------------------

The following table sets forth options exercised for each executive officer of the Company during the year ended December 31, 2003, and outstanding options as of such date:

------------------------------------------------------------------------------------------
                     AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END OPTION VALUES

------------------------------------------------------------------------------------------
                                                           Number of
                                  Number of                Securities         Value of
                                   Shares                  Underlying        Unexercised
                                  Acquired                Unexercised       In-the-Money
                                    On         Value   Options at Fiscal    Options at
                                  Exercise   Realized       Year-End      Fiscal Year-End
------------------------------------------------------------------------------------------
2002 EQUITY INCENTIVE PLAN
------------------------------------------------------------------------------------------
Philip M. Cohen                     -0-        N/A            N/A               N/A
------------------------------------------------------------------------------------------
Donald R. Mastropietro              -0-        N/A            N/A               N/A
------------------------------------------------------------------------------------------
Teresa J. Bray                      -0-        N/A            N/A               N/A
------------------------------------------------------------------------------------------


ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 12,361,959 shares of common stock outstanding as of March 23, 2004.

-------------------------------------------------------------------------------
SHAREHOLDER & ADDRESS       POSITION WITH COMPANY       # OF       PERCENTAGE
                                                        SHARES
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Philip M. Cohen(1)          Chairman, President, CEO,    3,807,447       30.8%
17324 Whirley Rd.           Secretary, Treasurer
Lutz, FL  33567
-------------------------------------------------------------------------------
Sondra Topper(2)            None                         3,807,447       30.8%
17324 Whirley Rd.
Lutz, FL  33567
-------------------------------------------------------------------------------
James C. Calaway            Director                     2,300,000       18.6%
1023 Heritage Drive
Carbondale, CO  81623
-------------------------------------------------------------------------------
Bernard J. Kouma            Director                        50,000        0.4%
3430 Hillside St.
Lincoln, NE  68506
-------------------------------------------------------------------------------

Jeffrey I. Werber, DVM      Director                       205,000        1.7%
9300 Duxbury
Los Angeles, CA  90034
-------------------------------------------------------------------------------
A. John Sfondrini, Jr.(3)   Director                     5,589,431       31.1%
36-16 Catoonah St.
Ridgefield, CT  06877
-------------------------------------------------------------------------------
Mark C. Maltzer(4)          Director                       348,122        2.8%
5881 Wedgewood Drive
Granite Bay, CA  95746
-------------------------------------------------------------------------------
Teresa J. Bray              Vice President Corporate       864,545        7.0%
PO Box 93037                Administration, Corporate
Lakeland, FL  33804         Secretary
-------------------------------------------------------------------------------
Daniel V. Hugo              Director                       573,395        4.6%
2820 Hager Lane, #1C
Glenwood Springs, CO 81601
-------------------------------------------------------------------------------
J. Holt Smith               Director                             0           0
1900 Avenue of the Stars
Los Angeles, CA  90067
-------------------------------------------------------------------------------
Donald R. Mastropietro(8)   Vice President Finance,        101,000       0.08%
325 Whitfield Avenue        Chief Financial Officer,
Sarasota, FL  34243         Treasurer, Assistant
                            Secretary
-------------------------------------------------------------------------------
David B. Benedict(7)        Director                       203,252        1.6%
20 Linden St.
Wellesley, MA  02482
-------------------------------------------------------------------------------
Richard J. Diamond(5)       None                         1,124,989        9.1%
1517 E. Seventh Ave., #F
Tampa, FL  33605
-------------------------------------------------------------------------------
All directors and named                                 13,838,940       76.2%
executive officers as a
group (11 persons)(6)
-------------------------------------------------------------------------------

-------------------------

(1) This amount includes 3,000,000 shares currently owned by Mr. Cohen's wife, Sondra Topper, and 59,000 shares owned by Mr. Cohen's son who resides at his household.

(2) Sondra Topper is the wife of Mr. Cohen, the Company's President. This amount includes 3,000,000 shares currently owned by Ms. Topper and 59,000 shares owned by Mr. Cohen's son, who resides at his household and to which Ms. Topper also claims beneficial ownership.

(3) This amount represents 5,589,431 shares due upon conversion of notes totaling $1.375 million to Edge and was added to the total issued and outstanding shares bringing the total shares outstanding for this calculation to 17,951,390. This amount is excluding any shares due upon conversion due to payment of accrued interest. This amount includes all shares due upon conversion to Edge based upon Mr. Sfondrini being its managing partner.

(4) This amount includes 203,252 shares due upon conversion of the note to Dr. Maltzer and was added to the total issued and outstanding shares bringing the total shares outstanding for this calculation to 12,565,211. This amount is excluding any shares due upon conversion due to payment of accrued interest.

(5) This amount represents 1,000,000 common shares owned by Mr. Diamond. It also represents 124,989 shares owned by Deer in the Headlights Graphics, Inc., a corporation owned by Mr. Diamond's wife and an additional 1,000 shares owned by Mr. Diamond's wife individually.

(6) This amount includes 5,589,431 shares due upon conversion of the notes to Edge and 203,252 shares due upon conversion of the notes to Dr. Maltzer which were added to the total issued and outstanding shares bringing the total shares outstanding for this calculation to 18,154,642.

(7) This amount includes 203,252 shares due to Mr. Benedict based on his ownership percentage in Edge due upon conversion of the Edge notes, and this amount was added to the total issued and outstanding shares bringing the total shares outstanding for this calculation to 12,565,211. This amount is excluding any shares due upon conversion due to payment of accrued interest.

(8) This amount includes 75,000 shares owned by Treasure Rockhound Land, Inc., a corporation owned by Mr. Mastropietro individually.

ITEM 12

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 16, 2002, we issued a non-interest bearing promissory note to Mr. Calaway for a loan from him of $100,000. The repayment of this note is contingent upon the receipt of funds received under the 506 private placement concluded prior to the date of filing of this registration statement, with periodic payments to be made to Mr. Calaway as follows: $10,000 due after the first $300,000 is received; $10,000 due after the next $100,000 is received; $10,000 due after the next $100,000 is received, $35,000 due after the next $100,000 is received; and the remaining $35,000 due after the next $100,000 is received. We also issued Mr. Calaway 2,355,158 shares of common stock as an incentive for the value received, for which we granted him piggyback registration rights. As an inducement for Mr. Calaway's consent to enter into a lock-up agreement of his 2,300,000 shares relative to the Edge loan, we amended the repayment provisions of his note on February 6, 2003 to be 10% of all investment funds received, excluding loans from Edge. As of March 31, 2004, the principal balance is $91,500. Mr. Calaway serves as a director and also as a consultant to us. As a result, there may be certain conflicts of interest that arise because of this relationship. The board of directors has determined that all transactions with Mr. Calaway, including payments under his consulting arrangement and payment on his loan, will require approval of the majority of the board of directors with Mr. Calaway being required to abstain on any of these votes.

On June 1, 2002, we entered into a consulting agreement with Mr. Calaway wherein he agreed to provide financial consulting services at the direction of the board of directors, for the amount of $667 per month until we have received an aggregate of $2.5 million in funding.

On June 5, 2002, we approved the issuance of 748,447 shares of common stock to Mr. Cohen in lieu of salary from July 1, 2001 to June 1, 2002.

On June 12, 2002, we issued a non-interest bearing promissory note to Mr. Hugo for a loan from him of $25,000. The repayment of this note is contingent upon the receipt of funds received under the 506 private placement concluded prior to the date of filing of this registration statement, with periodic payments to be made to Mr. Hugo as follows: 10% due after the first $300,000 is received; 10% due after the next $100,000 is received; 10% due after the next $100,000 is received, 35% due after the next $100,000 is received; and the remaining 35% due after the next $100,000 is received. We also issued Mr. Hugo 573,395 shares of common stock as an incentive for the value received, for which we granted him piggyback registration rights. As of March 31, 2004, the principal balance is $25,000.

On March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 we entered into note purchase and security agreements ("Notes") with Pet Edge, LLC, a Connecticut limited liability company ("Edge"). Edge was organized for the sole purpose of funding our business plan. Under the terms of the Notes, Edge loaned us $1,000,000, $50,000, $50,000, and $275,000 respectively with simple interest at the rate of ten percent per annum. We have received all funds under our notes and security agreements with Pet Edge. All principal and accrued interest on the Notes is due March 9, 2006, May 27, 2006, June 5, 2006, and June 30, 2006 respectively. The Notes may not be prepaid in whole or in part without the written consent of the Holder. To secure our obligations under the Notes, we granted Edge a first priority security interest on all of our assets, now owned and acquired during the term of the Notes. If we do not make payments on the Notes when due, we will lose all our assets and will in all probability have to cease operations.

On May 28, 2003, we issued 5,000 shares of common stock to each member of our Veterinary Advisory Board in their advisory capacities; namely: Jeffrey I. Werber, Gerald M. Snyder, Ronald R. Whitford, Nan L. Boss, R. Chris Blair, W. G. Coombs, Randy P. Carsch, Bernadine Cruz, Mark C. Maltzer, and Gretchen Becker.

On June 10, 2003, we entered into a Note Purchase Agreement and Convertible Promissory Note ("Note") with one of our directors, Mark Maltzer. Under the terms of the Note, Dr. Maltzer agreed to loan us $50,000 with simple interest at a rate of ten percent per annum. All principal and accrued interest is due June 9, 2006. Principal and interest are convertible into shares of our common stock at $.246 per share.

On October 17, 2003, we issued unsecured promissory notes to Mr. Calaway and Mr. Maltzer for a loan from each in the amount of $25,000. The notes bear interest at the rate of 10% simple interest per annum. All principal and interest was paid in February 2004.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter.

ITEM 13

EXHIBITS, LIST AND REPORTS ON FORM 8-K

      a. The Exhibits are included as part of this report. Each item that is incorporated by reference from a previous filing is indicated by a number in parenthesis. Items electronically filed with this filing are indicated with a F.

Exhibit No.       Description

      3.1 Articles of Incorporation of Transition Lifestyle Consultants, Inc. filed October 2, 1989. (1)

      3.2   Amended  and  Restated   Articles  of  Incorporation  of  Transition
            Lifestyle Consultants, Inc. filed January 2, 1997. (1)

      3.3 Articles of Amendment to the Articles of Incorporation filed June 12, 2002 (to change name to PetCARE Television Network, Inc.). (1)

      3.4 Articles of Amendment to the Articles of Incorporation filed August 2, 2002. (to establish Series A Convertible Preferred Stock). (1)

      3.5   Bylaws of PetCARE Television Network, Inc. (1)

      3.6   Articles  of  Amendment  to  the  Articles  of  Incorporation  filed
            November 12, 2003 (to establish Series B Convertible Preferred Stock). (F)

      3.7 Articles of Amendment to the Articles of Incorporation filed March 26, 2004 (to amend the terms of the Series A Convertible Preferred Stock). (F)

      4.1 Form of common stock Certificate of the PetCARE Television Network, Inc. (1)(2)

      10.1  Employment Agreement for Philip M. Cohen dated June 5, 2002. (1)

      10.2 Non-Interest Bearing Promissory note to James C. Calaway for $100,000 dated May 16, 2002. (1)

      10.3  Consulting Agreement with James C. Calaway, dated June 1, 2002. (1)

      10.4  Purchase Order dated March 17, 2003 to RTI, Inc. for $552,000. (1)

      10.5 Non-Interest Bearing Promissory note to Daniel V. Hugo for $25,000 dated June 7, 2002. (1)

      10.6 Non-Interest Bearing Promissory note to Robert Hugo and Janna Hugo for $6,000 dated June 7, 2002. (1)

      10.7 Non-Interest Bearing Promissory note to Robert and Jamie Turner for $5,000 dated June 7, 2002.(1)

      10.8 Note Purchase and Security Agreement with Pet Edge, LLC dated March 10, 2003. (1)

      10.9 Senior Convertible Promissory Note to Pet Edge, LLC for $1,000,000 dated March 10, 2003. (1)

      10.10 Lock-up Agreement with Philip M. Cohen, dated March 10, 2003. (1)

      10.11 Lock-up Agreement with James C. Calaway, dated March 10, 2003. (1)

      10.12 Registration Rights Agreement with Pet Edge, LLC dated March 10, 2003. (1)

      10.13 Senior Convertible Promissory Note to Pet Edge, LLC for $50,000 dated May 28, 2003. (1)

      10.14 2002 Equity Incentive Plan. (1)

      10.15 Letter Agreement dated 02/06/03 from Philip M. Cohen to James C. Calaway. (1)

      10.16 Note Purchase and Security Agreement with Pet Edge, LLC dated May 28, 2003. (1)

      10.17 Amendment to Registration Rights Agreement with Pet Edge, LLC dated May 28, 2003. (1)

      10.18 Note Purchase and Security Agreement with Pet Edge, LLC dated June 6, 2003. (1)

      10.19 Senior Convertible Promissory Note to Pet Edge, LLC for $50,000 dated June 6, 2003. (1)

      10.20 Amendment to Registration Rights Agreement with Pet Edge, LLC dated June 6, 2003. (1)

      10.21 Note  Purchase  Agreement  with Mark C. Maltzer dated June 10, 2003.
            (1)

      10.22 Convertible Promissory Note to Mark C. Maltzer for $50,000 dated June 10, 2003. (1)

      10.23 Registration  Rights  Agreement  to Mark C.  Maltzer  dated June 10,
            2003.

      10.24 Note Purchase and Security Agreement with Pet Edge, LLC dated July 1, 2003. (1)

      10.25 Senior Convertible Promissory Note to Pet Edge, LLC for $275,000 dated July 1, 2003. (1)

      10.26 Amendment to Registration Rights Agreement with Pet Edge, LLC dated July 1, 2003. (1)

      10.27 Amendment to Senior Convertible Promissory Notes with Pet Edge, LLC dated November 10, 2003.(1)

      10.28 Subscription Agreement (for veterinarian practices). (1)

      10.29 Promissory Note to James C. Calaway for $25,000 dated October 17, 2003. (1)

      10.30 Promissory Note to Mark C. Maltzer for $25,000 dated October 17, 2003. (1)

      10.31 Placement Agent Agreement with H. C. Wainwright & Co., Inc. dated February 2, 2004. (F)

      10.32 Letter agreement with H.C. Wainwright & Co., Inc. dated February 11, 2004 amending payment terms of the Placement Agent Agreement. (F)

      10.33 Note Purchase and Security Agreement with Victus Capital dated February 13, 2004. (F)

      10.34 Convertible Promissory Note with Victus Capital, LP for $1 million dated February 13, 2004. (F)

      14.1 Code of Ethics and Business Conduct Policy for Officers and Directors. (F)

      14.2  Code of Ethics Policy for Financial Executives. (F)

      31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). (F)

      31.2 Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (F)

      32.1  Certification  of Chief  Executive  Officer  pursuant  to 18  U.S.C.
            Section 1350. (F)

      32.2  Certification of Principal  Financial  Officer pursuant to 18 U.S.C.
            Section 1350. (F)

      (1) Previously filed with Registration Statement on Form SB-2 filed on November 5, 2003.

      b.    Reports on Form 8-K

            None.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. We incurred aggregate fees and expenses of approximately $14,250 and $8,550 from Baumann, Raymondo & Company, P.A. for the 2003 and 2002 fiscal years respectively. Such fees were primarily for work completed for our annual audit and SB-2 Registration Statement.

Tax Fees.  We incurred no fees from  Baumann,  Raymondo & Company,  P.A. for the
2003  and  2002  fiscal  years  for  professional   services  rendered  for  tax
compliance, tax advice and tax planning.

All Other Fees. We did not incur any other fees from Baumann, Raymondo & Company, P.A. during fiscal 2003 or fiscal 2002. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2003 and 2002 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Baumann, Raymondo & Company, P.A. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                                   SIGNATURES

Pursuant to the  requirements  of the  Securities  Act, the  Registrant has duly
caused  this  Registration   Statement  to  be  signed  on  our  behalf  by  the
undersigned, thereunto duly authorized, in Tampa, Florida on March 30, 2004.


--------------------------------------------------------------------------------
Title                     Name                 Date           Signature
--------------------------------------------------------------------------------
Principal Executive       Philip M. Cohen   March 30, 2004   /s/ Philip M. Cohen
Officer
--------------------------------------------------------------------------------
Principal Accounting      Donald R.         March 30, 2004   /s/ Donald R.
Officer                   Mastropietro                           Mastropietro
--------------------------------------------------------------------------------
Principal Financial       Donald R.         March 30, 2004   /s/ Donald R.
Officer                   Mastropietro                           Mastropietro
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

--------------------------------------------------------------------------------
SIGNATURE                      NAME                    TITLE           DATE
--------------------------------------------------------------------------------
/s/ Philip M. Cohen            Philip M. Cohen         Director   March 30, 2004

--------------------------------------------------------------------------------
/s/ Daniel V. Hugo             Daniel V. Hugo          Director   March 30, 2004

--------------------------------------------------------------------------------
/s/ Jeffrey I. Werber          Jeffrey I. Werber       Director   March 30, 2004

--------------------------------------------------------------------------------
/s/ James C. Calaway           James C. Calaway        Director   March 30, 2004

--------------------------------------------------------------------------------
/s/ Bernard J. Kouma           Bernard J. Kouma        Director   March 30, 2004

--------------------------------------------------------------------------------
/s/ A. John Sfondrini, Jr.     A. John Sfondrini, Jr.  Director   March 30, 2004

--------------------------------------------------------------------------------
/s/ Mark C. Maltzer            Mark C. Maltzer         Director   March 30, 2004

--------------------------------------------------------------------------------
/s/ J. Holt Smith              J. Holt Smith           Director   March 30, 2004

--------------------------------------------------------------------------------
/s/ David B. Benedict          David B. Benedict       Director   March 30, 2004

--------------------------------------------------------------------------------

                         INDEX TO FINANCIAL STATEMENTS



                                                           Page


Report of Independent Auditors                              F-1

Balance Sheet as of December 31, 2003                       F-2

Statements of Operations for the years ended                F-3
December 31, 2003 and 2002

Statements of Cash Flows for the years ended                F-4
December 31, 2003 and 2002

Statements of Stockholders' Deficit for the                 F-5
years ended December 31, 2003 and 2002

Notes to Financial Statements for the years                 F-6
ended December 31, 2003 and 2002

                                      F(i)

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
PetCARE Television Network, Inc.
Tampa, Florida

We have audited the accompanying balance sheet of PetCARE Television Network, Inc. (a Development Stage Company), as of December 31, 2003, and the related statements of operations, cash flows and stockholders' deficit for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of PetCARE Television Network, Inc. at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A, the Company has been in the development stage since its inception on October 2, 1989. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.



/s/ Baumann, Raymondo & Company, P.A.
-------------------------------------
BAUMANN, RAYMONDO & COMPANY, P.A.
Tampa, Florida
March 22, 2004

                       PETCARE TELEVISION NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               DECEMBER 31, 2003

                                     ASSETS

Current assets:
     Prepaid expenses                                                     $     2,630
     Other receivables                                                            136
     DVD production costs                                                      29,220
                                                                          -----------
          Total current assets                                                 31,986

Fixed assets:
     Computer equipment, net of accumulated depreciation of $1,287              3,332

Other assets:
     Security deposits                                                          7,596
                                                                          -----------
          Total assets                                                    $    42,914
                                                                          ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Bank overdraft                                                       $     8,203
     Accounts payable                                                         100,854
     Accrued expenses and other current liabilities                           358,442
     Notes payable to stockholders                                            197,000
     Note payable                                                               9,000
                                                                          -----------
          Total current liabilities                                           673,499
                                                                          -----------

Long-term liabilities
     Notes payable                                                          1,375,000
     Note payable to stockholder                                               50,000
                                                                          -----------
          Total long-term liabilities                                       1,425,000
                                                                          -----------
          Total liabilities                                                 2,098,499
                                                                          -----------
     Stockholders' deficit:
        Preferred stock - no par value; 10,000,000 shares authorized;
          Series A - 1,500,000 shares authorized; 101,250 shares issued
             and outstanding                                                  202,500
          Series B - 1,000,000 shares authorized; 1,000 shares issued
             and outstanding                                                    2,000
        Common stock - par value $.0005; 50,000,000 shares authorized;
          11,836,000 shares issued and outstanding                              5,918
        Additional paid-in capital                                            117,782
        Accumulated deficit during development stage                       (2,383,785)
                                                                          -----------
           Total stockholders' deficit                                     (2,055,585)
                                                                          -----------
           Total liabilities and stockholders' deficit                    $    42,914
                                                                          ===========

                        See Notes to Financial Statements

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
              FROM INCEPTION (October 2, 1989) to DECEMBER 31, 2003

                                                                                  From
                                                      December 31,            Inception to
                                             ----------------------------      December 31,
                                                 2003            2002             2003
                                             ------------    ------------    ------------
Revenues                                     $      6,381    $         --    $     12,131

Cost of revenues                                       --              --           1,638
                                             ------------    ------------    ------------

Gross profit                                        6,381              --          10,493
                                             ------------    ------------    ------------
Operating expenses:
     DVD production costs                         115,410          53,357         168,767
     General and administration                   865,060         383,571       1,311,038
     Sales and marketing                          608,910          60,344         669,254
     Depreciation and amortization                140,022             735         145,844
                                             ------------    ------------    ------------
          Total operating expense               1,729,402         498,007       2,294,903
                                             ------------    ------------    ------------

Operating loss                                 (1,723,021)       (498,007)     (2,284,410)
                                             ------------    ------------    ------------
Other income and (expense)
     Interest expense                            (103,688)           (952)       (104,640)
     Other income                                   1,396              71           1,440
     Gain on sale of subsidiary                        --              --           2,421
                                             ------------    ------------    ------------
          Total other income (expense)           (102,292)           (881)       (100,779)
                                             ------------    ------------    ------------

Loss before extraordinary items                (1,825,313)       (498,888)     (2,385,189)

     Gain on extinguishment of debt                    --              --           1,404
                                             ------------    ------------    ------------

Loss before taxes                              (1,825,313)       (498,888)     (2,383,785)

     Provision for income taxes                        --              --              --
                                             ------------    ------------    ------------

Net loss                                     $ (1,825,313)   $   (498,888)   $ (2,383,785)
                                             ============    ============    ============

Net loss per share, basic and diluted        $      (0.15)   $      (0.04)   $      (0.52)
                                             ============    ============    ============

Weighted average shares, basic and diluted     11,815,726      13,654,519       4,569,957
                                             ============    ============    ============


                        See Notes to Financial Statements

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
              FROM INCEPTION (October 2, 1989) to DECEMBER 31, 2003

                                                                                                   From
                                                                        December 31,           Inception to
                                                                 --------------------------    December 31,
                                                                     2003           2002           2003
                                                                 -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITES
  Net loss                                                       $(1,825,313)   $  (498,888)   $(2,383,785)
     Adjustments to reconcile net loss to net cash flows from
        operating activities:
          Depreciation and amortization expense                        1,287            735          8,918
          Gain on sale of subsidiary                                      --             --         (2,421)
          Gain on extinguishment of debt                                  --             --         (1,404)
          Compensation expense - stock for services                       --         65,225        106,045
          Bad debt expense - write off subscription receivable            --            115            115
          Changes in assets and liabilities:
             DVD production costs                                    (29,220)            --        (29,220)
             Prepaid expenses                                         (2,637)          (129)        (2,766)
             Security deposits                                        (7,596)            --         (7,596)
             Bank overdraft                                            8,203             --          8,203
             Accounts payable                                         49,614          2,726        100,854
             Accrued expenses and other current liabilities          268,941         98,501        366,872
                                                                 -----------    -----------    -----------

Net cash flows (used) in operating activities                     (1,536,721)      (331,715)    (1,836,185)
                                                                 -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                               (4,619)            --         (5,120)
                                                                 -----------    -----------    -----------

Net cash flows (used) in investing activities                         (4,619)            --         (5,120)
                                                                 -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued                                                  5,000         40,820         14,185
  Common stock subscriptions (issued) paid                                --          5,000           (115)
  Preferred stock issued                                             109,000         95,500        204,500
  Proceeds from notes payable                                      1,375,000             --      1,375,000
  Proceeds from loans from stockholders-net                           51,235        191,500        247,735
                                                                 -----------    -----------    -----------

Net cash flows provided by financing activities                    1,540,235        332,820      1,841,305
                                                                 -----------    -----------    -----------

Decrease in cash                                                      (1,105)         1,105             --
Cash, beginning of period                                              1,105             --             --
                                                                 -----------    -----------    -----------
Cash, end of period                                              $        --    $     1,105    $        --
                                                                 ===========    ===========    ===========

                              SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                           $     2,713    $        --    $     2,713
                                                                 ===========    ===========    ===========



                        See Notes to Financial Statements

                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR PERIOD FROM INCEPTION (October 2, 1989) THROUGH DECEMBER 31, 2003
                        PETCARE TELEVISION NETWORK, INC.



                                                 Preferred Stock                Common Stock            Additional
                                            -------------------------    --------------------------       Paid-in
                                              Shares         Amount        Shares          Amount         Capital
                                            -----------   -----------    -----------    -----------    -----------
Issuance of $0.01 par value common
  shares to an individual for a note                 --   $        --          1,000    $       100    $     1,900
Payment of subscription receivable
Stock split 2,000:1 and change par
 value from $0.01 to $0.0005                         --            --      1,999,000            900           (900)
                                            -----------   -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1996                           --            --      2,000,000          1,000          1,000
Repurchase of shares                                 --            --             --             --             --
Issuance of common stock                             --            --      2,476,000          1,238          3,762
                                            -----------   -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1997                           --            --      4,476,000          2,238          4,762
Net loss                                             --            --             --             --             --
                                            -----------   -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1998                           --            --      4,476,000          2,238          4,762
                                                     --            --             --             --             --
                                            -----------   -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1999                           --            --      4,476,000          2,238          4,762
Shares issued in connection
 with merger with Y2K Recording, Inc.                --            --      1,025,000            513             --
Net income                                           --            --             --             --             --
                                            -----------   -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2000                           --            --      5,501,000          2,751          4,762
Shares issued in connection
 with merger with Savage Mojo, Inc.                  --            --      8,000,000          4,000             --
Shares issued for services                           --            --         10,000              5            995
Contributed capital                                  --            --             --             --          5,672
Net loss                                             --            --             --             --             --
                                            -----------   -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2001                           --            --     13,511,000          6,756         11,429
Series A shares sold in private placement        47,750        95,500             --             --             --
Retire treasury stock                                --            --     (1,725,000)          (863)        (4,137)
Shares issued as premium for notes                   --            --      2,939,553          1,470             --
Shares issued for Cohen employment
 agreement                                           --            --        748,447            374         74,471
Cancellation of outstanding stock
 returned by M. Klimes                               --            --     (4,000,000)        (2,000)            --
Shares issued for services                           --            --        312,000            156         31,044
Payment of subscription receivable                   --            --             --             --             --
Write off of subscription receivable
Net loss                                             --            --             --             --             --
                                            -----------   -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2002                       47,750        95,500     11,786,000          5,893        112,807
Shares issued for services                           --            --         50,000             25          4,975
Series A shares sold in private placement        53,500       107,000             --             --             --
Series B shares sold in private placement         1,000         2,000             --             --             --
Net loss                                             --            --             --             --             --
                                            -----------   -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2003                      102,250   $   204,500     11,836,000    $     5,918    $   117,782
                                            ===========   ===========    ===========    ===========    ===========


                                                            Accumulated
                                                             Deficit
                                                              during             Treasury Stock
                                             Subscription   Development   --------------------------
                                             Receivable         Stage        Shares         Amount         Total
                                            -----------    -----------    -----------    -----------    -----------
Issuance of $0.01 par value common
  shares to an individual for a note        $    (2,000)   $        --    $        --    $        --    $        --
Payment of subscription receivable                1,885                                                        1,885
Stock split 2,000:1 and change par
 value from $0.01 to $0.0005                         --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1996                         (115)            --             --             --          1,885
Repurchase of shares                                 --             --     (1,725,000)        (5,000)        (5,000)
Issuance of common stock                         (5,000)            --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1997                       (5,115)            --     (1,725,000)        (5,000)        (3,115)
Net loss                                             --         (2,867)            --             --         (2,867)
                                            -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1998                       (5,115)        (2,867)    (1,725,000)        (5,000)        (5,982)
                                                     --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1999                       (5,115)        (2,867)    (1,725,000)        (5,000)        (5,982)
Shares issued in connection
 with merger with Y2K Recording, Inc.                --             --             --             --            513
Net income                                           --            434             --             --            434
                                            -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2000                       (5,115)        (2,433)    (1,725,000)        (5,000)        (5,035)
Shares issued in connection
 with merger with Savage Mojo, Inc.                  --             --             --             --          4,000
Shares issued for services                           --             --             --             --          1,000
Contributed capital                                  --             --             --             --          5,672
Net loss                                             --        (57,151)            --             --        (57,151)
                                            -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2001                       (5,115)       (59,584)    (1,725,000)        (5,000)       (51,514)
Series A shares sold in private placement            --             --             --             --         95,500
Retire treasury stock                                --             --      1,725,000          5,000             --
Shares issued as premium for notes                   --             --             --             --          1,470
Shares issued for Cohen employment
 agreement                                           --             --             --             --         74,845
Cancellation of outstanding stock
 returned by M. Klimes                               --             --             --             --         (2,000)
Shares issued for services                           --             --             --             --         31,200
Payment of subscription receivable                5,000             --             --             --          5,000
Write off of subscription receivable                115                                                         115
Net loss                                             --       (498,888)            --             --       (498,888)
                                            -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2002                           --       (558,472)            --             --       (344,272)
Shares issued for services                           --             --             --             --          5,000
Series A shares sold in private placement            --             --             --             --        107,000
Series B shares sold in private placement            --             --             --             --          2,000
Net loss                                             --     (1,825,313)            --             --     (1,825,313)
                                            -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2003                  $        --    $(2,383,785)            --    $        --    $(2,055,585)
                                            ===========    ===========    ===========    ===========    ===========


                        See Notes to Financial Statements

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

PetCARE Television Network, Inc. ("PetCARE") was organized as a Florida corporation on October 2, 1989. PetCARE is a development stage company, and as such has devoted most of its efforts since its inception in developing its business plan, issuing common stock, obtaining financing, establishing its accounting systems, and other administrative functions. PetCARE's goal is to provide animal health and welfare education to a large number of consumers of pet products and services, as well as to serve as a unique advertising medium for companies that market those goods and services by providing pre-programmed DVDs in veterinary waiting rooms to present continuous, educational programming in an entertaining manner interspersed with relevant advertising.

Basis of Accounting
-------------------

PetCARE maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for a better matching of revenues and expenses.

Cash and Cash Equivalents
-------------------------

For purposes of the Statements of Cash Flows, PetCARE considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

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

Since its inception, PetCARE has an accumulated loss of $2,383,785 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is as follows:

                  Future tax benefit               $  715,136
                  Valuation allowance                (715,136)
                                                   ----------

                  Future tax benefit               $       --
                                                   ==========

As of December 31, 2003, no deferred taxes were recorded in the accompanying financial statements.


                       Read independent auditors' report.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising Costs
-----------------

PetCARE expenses the production costs of advertising the first time the advertising takes place.

Fixed Assets
------------

PetCARE's fixed assets consist of computer equipment and are being depreciated over 3 years.

NOTE B - MERGERS AND ACQUISITIONS

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


                       Read independent auditors' report.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE C - STOCK ISSUANCE

Common stock
------------

On December 31, 1997, PetCARE, then know as Southeast, sold 2,476,000 shares of its common stock to an unrelated individual in exchange for a stock subscription in the amount of $5,000. This subscription was paid in November 2002.

On June 5, 2002 PetCARE, then known as New Savage, approved the issuance of 748,447 shares of common stock to PetCARE's President, Philip M. Cohen in lieu of salary from July 1, 2001 through June 1, 2002. For accounting purposes, the shares were treated as having been issued on June 5, 2002. PetCARE's transfer agent actually issued the shares on July 15, 2002.

On June 7, 2002 PetCARE, then know as New Savage, discontinued all its current operations when a shareholder returned 4,000,000 shares of common stock in exchange for the return of the exclusive license to "Suzerain". All rights to the intellectual property known as "Suzerain" were transferred to the shareholder and the 4,000,000 of common stock were cancelled and returned to New Savage's authorized but unissued shares.

On the dates listed below, PetCARE issued non-interest bearing promissory notes to the following individuals, along with shares of common stock as an incentive for the value received:

                                             Shares       Value of    Incentive
       Date              Payee               Issued         Note      Discount
     ---------   ------------------------  -----------  ------------  ---------
      5/14/02    Robert and Janna Hugo           6,000    $    6,000    $     3
      5/16/02    James Calaway               2,355,158       100,000      1,178
      6/12/02    Robert and Jamie Turner         5,000         5,000          2
      6/12/02    Daniel Hugo                   573,395        25,000        287
                                           -----------  ------------  ---------
                                             2,939,553    $  136,000    $ 1,470
                                           ===========  ============  =========


The incentive was accounted for as a discount at par value. The notes are to be repaid upon receipt of funds from a private placement offering. There are no stated due dates on the notes, however, it is the intent of management to repay the notes within the next six months. If the private placement offering is unsuccessful or does not take place, an extraordinary gain from extinguishment of debt will occur. At December 31, 2003, the entire amount of the discount had been amortized and $8,500 of the note to Mr. Calaway had been repaid.

On May 28, 2003, PetCARE issued 5,000 shares of common stock to each member of our Veterinary Advisory Board in their advisory capacities; namely: Jeffrey I. Werber, Gerald M. Snyder, Ronald R. Whitford, Nan L. Boss, R. Chris Blair, W. G. Coombs, Randy P. Carsch, Bernadine Cruz, Mark Maltzer, and Gretchen Becker.


                       Read independent auditors' report.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE C - STOCK ISSUANCE (CONTINUED)

Common stock (Continued)
------------------------

On June 10, 2002 New Savage issued the following shares to various individuals for consulting services rendered:

                                           Number of             Value of
                                            Shares               Services
                                       ------------------    ------------------
    Robert Hugo                                   12,000          $      1,200
    Crane Commercial Corporation                  25,000                 2,500
    Kim Sarubbi & Carl Abramson                   50,000                 5,000
    Phillip Karr                                  25,000                 2,500
    Apogee Business Consulting, Inc.             150,000                15,000
    Bernie Kouma                                  50,000                 5,000
                                       ------------------    ------------------
                                                 312,000          $     31,200
                                       ==================    ==================

For accounting purposes, the shares were treated as having been issued on June 10, 2002. PetCARE's transfer agent actually issued the shares on July 15, 2002.

Preferred stock
---------------

Series A

On July 30, 2002, the Board of Directors of PetCARE adopted a resolution providing for the creation of PetCARE's Certificate of Designation, Preferences, Rights and Limitations for its Series A Convertible Preferred Stock ("Series A Stock"). As a result of this resolution, PetCARE has 1,500,000 no par value preferred shares authorized. These shares have an automatic conversion into PetCARE's common stock ten days after PetCARE's common stock begins to be quoted on the "Pink Sheet Exchange". The conversion rate used is determined by dividing the price per share of the preferred stock ($2.00) by 50% of the average closing price as reported by the Pink Sheet Exchange for the five trading days preceding the date of the conversion, or $2.00, whichever is less. The holders of preferred shares will not be entitled to dividends; however, the Board of Directors had the ability to declare dividends at a later date. In August 2002, PetCARE offered 1,500,000 of its Series A Preferred Stock in a private placement for $2.00 per share. As of December 31, 2003, 101,250 shares were sold for $202,500. Based on the conversion formula contained in the Certificate of Designation, the 101,250 shares of Series A Stock converted into an aggregate of 525,959 shares of the Company's common stock on February 25, 2004. As a result of the foregoing, the Company amended the Certificate of Designation relating to the Series A Stock to reduce the number of authorized Series A Stock to 101,250 and immediately cancelled those shares, and the balance of 1,398,750 shares of Series A Stock were returned to the status of authorized but unissued and undesignated shares of Preferred Stock.

Series B
--------

On October 21, 2003, the Board of Directors of PetCARE adopted a resolution providing for the creation of PetCARE's Certificate of Designation, Preferences, Rights and Limitations for its Series B


                       Read independent auditors' report.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE C - STOCK ISSUANCE (CONTINUED)

Preferred stock (Continued)
---------------------------

Convertible Preferred Stock ("Series B Stock"). As a result of this resolution, PetCARE has 1,000,000 no par value preferred shares authorized. These share are convertible into the Company's Common Stock at any time commencing one (1) year from the date of issuance. Each share of Series B Preferred Stock converts into shares of the Company's Common Stock at the variable conversion price equal to 60% of the average closing price as reported by Bloomberg L.P. for the five trading days preceding the date of conversion. However, in no event shall the conversion price be less than $0.75 per share, nor greater than $3.00 per share. The holders of the preferred shares will not be entitled to dividends; however, the Board of Directors has the ability to declare dividends at a later date. In November 2003, PetCARE offered 1,000,000 of its Series B Stock in a private placement of units consisting of one share of Series B Stock and one warrant to purchase commons stock of the Company for $2.00 per unit. As of December 31, 2003, 1,000 shares were sold for $2,000.

Treasury stock
--------------

Treasury stock is shown at cost, and in 2001 consists of 1,725,000 shares of common stock. On December 31, 1997, Southeast's initial shareholder agreed to sell to Southeast 1,725,000 shares of the common stock in exchange for a non-interest bearing demand note payable in the amount of $5,000. This note was repaid during 2002, and the shares were cancelled and returned to the Company's authorized but unissued shares.

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

NOTE D - PRODUCTION DEVELOPMENT COSTS

Statement of Financial Accounting Standards (SFAS) No. 86 states that internally developed software costs can be capitalized once technological feasibility has been reached. Technological feasibility has been reached when a complete working model has been produced. PetCARE finished its first four quarters of educational video (in DVD format) as of December 31, 2003. PetCARE updates its programming on a quarterly basis (i.e. adding new advertising, new pet care tips, etc.) and the costs to update the current quarters production will be capitalized, while the previous quarters productions is expensed. During the three months ended December 31, 2003, $29,220 was incurred in the production of PetCARE's fourth quarter of programming, of which all amounts were capitalized as DVD production costs. All cost related to the previous quarterly production have been expensed.


                       Read independent auditors' report.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE E - RELATED PARTY TRANSACTIONS

At December 31, 2003, PetCARE had a consulting agreement in place with Mr. Calaway, a member of its Board of Directors. The agreement states that Mr. Calaway provide financial consulting services, at the direction of the Board of Directors, for the amount of $667 per month until PetCARE has received an aggregate of $2.5 million in funding.

In June 2002, PetCARE issued non-interest bearing promissory notes as follows:

         o Daniel V. Hugo, a former officer and current director, for a loan from him of $25,000

         o     Robert and Janna Hugo for a loan from them of $6,000

         o     Robert and Jamie Turner for a loan from them of $5,000

The repayment of these notes is contingent upon the receipt of funds received under the 506 private placement concluded prior to the date of filing of this registration statement, with periodic payments to be made to the holders as follows: 10% due after the first $300,000 is received; 10% due after the next $100,000 is received; 10% due after the next $100,000 is received, 35% due after the next $100,000 is received; and the remaining 35% due after the next $100,000 is received. As of December 31, 2003, the aggregate principal balance on these notes is $36,000.

On March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 PetCARE entered into note purchase and security agreements (the "Edge Notes") with Pet Edge, LLC, a Connecticut limited liability company ("Edge"). Edge was organized for the sole purpose of funding our business plan. Under the terms of the Edge Notes, Edge loaned us $1,000,000, $50,000, $50,000, and $275,000 respectively with simple interest at the rate of ten percent per annum. All principal and accrued interest on the Edge Notes is due March 9, 2006, May 27, 2006, June 5, 2006, and June 30, 2006 respectively. The notes may not be prepaid in whole or in part without the written consent of the Edge. To secure our obligations under the notes, we granted Edge a first priority security interest on all of our assets, now owned and acquired during the term of the Edge Notes. The principal and interest on the Edge Notes is convertible into shares of our common stock at $.246 per share.

On November 10, 2003, we entered into an agreement with Edge to amend the conversion terms of their notes issued on March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 (the "Edge Amendment"). Under the terms of the Edge Amendment, the conversion price on the respective notes totaling $1,375,000 shall provide that if shares, in segments of not less than $250,000, are converted before one year from the date of the Edge Amendment, the conversion price will be $0.214 per share, and if converted after one year from the date of the Edge Amendment and before two years from the date of the Edge Amendment, the conversion price will be $0.23 per share.

On June 10, 2003, PetCARE entered into a note purchase agreement with one of its directors, Dr. Mark Maltzer (the "Maltzer Note"). Under the terms of the Maltzer Note, Dr. Maltzer agreed to loan PetCARE $50,000 with simple interest at a rate of ten percent per annum. All principal and accrued interest is due June 9, 2006. The principal and interest on the Maltzer Note is convertible into shares of its common stock at $.246 per share.

On October 17, 2003, PetCARE issued unsecured promissory notes to Mr. Calaway and Dr. Maltzer, members of its board of directors, for a loan from each in the amount of $25,000 (collectively, the "Calaway/Maltzer Notes"). The Calaway/Maltzer Notes bear interest at the rate of 10% per annum.


                       Read independent auditors' report.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE E - RELATED PARTY TRANSACTIONS (CONTINUED)

All principal and interest is due on February 14, 2003. All principal and interest was paid in February 2004.

NOTE F - NON-CASH TRANSACTIONS

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

NOTE G - COMMITMENTS AND CONTINGENCIES

PetCARE has in place a consulting agreement, dated June 1, 2002, with one of it's directors, which states that PetCARE will pay that director $667 per month until PetCARE has received $2.5 million in funding. As of December 31, 2003, PetCARE had received $204,500 in funding. Management believes it will receive $2.5 million in funding within the next twelve months.

On June 5, 2002, PetCARE entered into an employment agreement with Mr. Cohen that has an infinite term. This agreement automatically renews every ninety days commencing June 5, 2002. PetCARE may terminate the agreement with cause, effective upon delivery of written notice to Mr. Cohen, except where the cause is a material breach of this agreement, for which Mr. Cohen has sixty days to cure the material breach after written notice from PetCARE. PetCARE may terminate this agreement without cause, effective sixty days after written notice to Mr. Cohen. Mr. Cohen may terminate this agreement with cause provided he delivers written notice to PetCARE sixty days before termination, or without cause provided he delivers written notice one year before termination. If PetCARE terminates the agreement without cause, or Mr. Cohen terminates the agreement with cause, PetCARE will be obligated to pay Mr. Cohen the compensation, remuneration and expenses specified below for a period of five years from the date of notice. Under the terms of the agreement, Mr. Cohen will receive an annual salary of $150,000, payable in monthly installments of $12,500. This salary will be renegotiated at the end of each fiscal year. The salary was not renegotiated at the end of fiscal year 2002. Mr. Cohen will also receive medical and long-term disability insurance at our expense, as well as an automobile for business use, and reimbursement for certain business expenses.

On August 19, 2003, PetCARE entered into a sixty-two (62) month lease agreement commencing on October 1, 2003 with Liberty Property Limited Partnership for approximately 3,800 square feet of office/warehouse space located at 8406 Benjamin Road, Suite C, Tampa, Florida 33634 where PetCARE


                       Read independent auditors' report.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE G - COMMITMENTS AND CONTINGENCIES (CONTINUED)

relocated its corporate office. Lease expense for 2003 totaled $5,077. Under this agreement projected lease expense for the 12 months ended December 31, 2004 through 2007 and the eleven months ended November 30, 2008 will be approximately $38,600, $39,400, $40,300, $41,100 and $38,500 respectively.

NOTE H - SUBSEQUENT EVENTS

On February 2, 2004, PetCARE's common stock began trading on the OTC-Bulletin Board under the symbol PTNW. There is a limited public trading market for its common stock and a regular, more active trading market may not develop, or if developed, may not be sustained.

On February 13, 2004, PetCARE entered into a Note Purchase Agreement and Subordinated Convertible Promissory Note ("Note") with Victus Capital, LP, a Delaware limited partnership ("Victus"). Under the terms of this twelve-month Note, Victus loaned us $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments are made, $250,000 of the principal amount of the Note was delivered to an escrow agent to hold for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the Note, Victus has the option to convert the principal and any outstanding interest into shares of a future private offering, or into shares of the Company's common stock at a price of $.375 per share. Upon acceleration or conversion of the Note, any unpaid balance in the escrow account will be returned to Victus.

On February 25, 2004, based on the conversion formula contained in the Certificate of Designation, the 101,250 shares of Series A Preferred Stock ("Series A Stock") were converted into an aggregate of 525,959 shares of its common stock. As a result of the foregoing, the Company amended the Certificate of Designation relating to the Series A Stock to reduce the number of authorized Series A Stock to 101,250 and immediately cancelled those shares, and the balance of 1,398,750 shares of Series A Stock were returned to the status of authorized but unissued and undesignated shares of Preferred Stock.

NOTE I -RECLASSIFICATION

Certain amounts have been reclassified in the prior year to conform to the current year presentation.








                       Read independent auditors' report.