Form 10QSB
period 2004-03-31
PETCARE TELEVISION NETWORK INC
filed 2004-05-14
CIK 1235899

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
March 31, 2004                                    Commission File No. 333-105840

                        PETCARE TELEVISION NETWORK, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            Florida                                             59-3459320
------------------------------                              -------------------
  (State or jurisdiction of                                   (IRS Employer
incorporation or organization)                              Identification No.)

8406 Benjamin Road, Suite C, Tampa, FL                             33634
---------------------------------------                         ----------
(Address of Principal Executive Office)                         (Zip Code)

Registrant's telephone number, including area code:  (813) 888-7330
                                                     --------------

Former name, former address and former fiscal year, if changed since last report: N/A
        -----


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]   No [X]


The number of shares issued and outstanding of the Registrant's Common Stock, $.0005 par value, as of May 14, 2004 was 12,439,542.


================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2004 and December 31, 2003                     3

Statements of Operations for the three months ended
      March 31, 2004 and 2003 and from inception (October 2, 1989)            4

Statements of Changes in Stockholders' Equity for the period
      from inception (October 2, 1989) through March 31, 2004.                5

Statements of Cash Flows for the three months ended March 31, 2004
      and 2003 and from inception (October 2, 1989)                           7

Notes to the Financial Statements                                          8-12

                PETCARE TELEVISION NETWORK, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET

                                                                         March 31,     December 31,
                                                                           2004           2003
                                                                         Unaudited       Audited
                                                                        -----------    -----------
                                     ASSETS
Current assets:
    Cash                                                                $   268,803    $        --
    Accounts receivable                                                       8,500             --
    Prepaid expenses                                                          9,114          2,630
    Other receivables                                                           136            136
    DVD production costs                                                     36,279         29,220
                                                                        -----------    -----------
         Total current assets                                               322,832         31,986

Fixed assets:
    Computer equipment, net of accumulated depreciation of $1,986
      and $1,287 at March 31, 2004 and December 31, 2003 respectively         8,279          3,332

Other assets:
    Security deposits                                                         7,596          7,596
                                                                        -----------    -----------

         Total assets                                                   $   338,707    $    42,914
                                                                        ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Bank overdraft                                                      $        --    $     8,203
    Accounts payable                                                        212,362        100,854
    Accrued expenses and other current liabilities                          191,922        358,442
    Deferred revenue                                                          4,571             --
    Notes payable to stockholders                                           127,500        197,000
    Note payable                                                          1,000,000          9,000
                                                                        -----------    -----------
         Total current liabilities                                        1,536,355        673,499
                                                                        -----------    -----------
Long-term liabilities
    Notes payable                                                         1,375,000      1,375,000
    Note payable to stockholder                                              50,000         50,000
    Deferred revenue                                                          9,008             --
                                                                        -----------    -----------
         Total long-term liabilities                                      1,434,008      1,425,000
                                                                        -----------    -----------

         Total liabilities                                                2,970,363      2,098,499
                                                                        -----------    -----------
    Stockholders' deficit:
       Preferred stock - no par value; 10,000,000 shares authorized;
         Series A - 1,500,000 shares authorized; 0 and 101,250 shares issued and outstanding at March 31, 2004 and December 31,
           2003 respectively                                                     --        202,500
         Series B - 1,000,000 shares authorized; 1,000 shares issued
           and outstanding                                                    2,000          2,000
       Common stock - par value $.0005; 50,000,000 shares authorized;
        12,361,959 shares issued and outstanding                              6,181          5,918
       Additional paid-in capital                                           320,019        117,782
       Accumulated deficit during development stage                      (2,959,856)    (2,383,785)
                                                                        -----------    -----------
          Total stockholders' deficit                                    (2,631,656)    (2,055,585)
                                                                        -----------    -----------

          Total liabilities and stockholders' deficit                   $   338,707    $    42,914
                                                                        ===========    ===========

                       See Notes to Financial Statements.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
               FROM INCEPTION (October 2, 1989) to MARCH 31, 2004

                                                                                  From
                                                       March 31,              Inception to
                                             ----------------------------       March 31,
                                                 2004            2003             2004
                                             ------------    ------------    ------------
Revenues, net                                $      9,178    $         --    $     21,309

Cost of revenues                                       --              --           1,638
                                             ------------    ------------    ------------

Gross profit                                        9,178              --          19,671
                                             ------------    ------------    ------------

Operating expenses:
     DVD production costs                          29,220          33,607         197,987
     General and administration                   380,795         169,652       1,691,834
     Sales and marketing                          104,451          45,452         773,705
     Depreciation and amortization                    699          15,847         146,543
                                             ------------    ------------    ------------
          Total operating expense                 515,165         264,558       2,810,069
                                             ------------    ------------    ------------

Operating loss                                   (505,987)       (264,558)     (2,790,398)
                                             ------------    ------------    ------------
Other income and (expense)
     Interest expense                             (70,275)         (7,383)       (174,915)
     Interest income                                  191              --             191
     Other income                                      --              --           1,440
     Gain on sale of subsidiary                        --              --           2,421
                                             ------------    ------------    ------------
          Total other income (expense)            (70,084)         (7,383)       (170,863)
                                             ------------    ------------    ------------

Loss before extraordinary items                  (576,071)       (271,941)     (2,961,261)

     Gain on extinguishment of debt                    --              --           1,404
                                             ------------    ------------    ------------

Loss before taxes                                (576,071)       (271,941)     (2,959,857)

     Provision for income taxes                        --              --              --
                                             ------------    ------------    ------------

Net loss                                     $   (576,071)   $   (271,941)   $ (2,959,857)
                                             ============    ============    ============

Net loss per share, basic and diluted        $      (0.05)   $      (0.02)   $      (0.63)
                                             ============    ============    ============

Weighted average shares, basic and diluted     12,361,959      11,786,000       4,694,855
                                             ============    ============    ============

                       See Notes to Financial Statements.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR PERIOD FROM INCEPTION (October 2, 1989) THROUGH MARCH 31, 2004


                                                  Preferred Stock                 Common Stock           Additional
                                            --------------------------    --------------------------      Paid-in      Subscription
                                               Shares         Amount         Shares         Amount        Capital       Receivable
                                            -----------    -----------    -----------    -----------    -----------    -----------
Issuance of $0.01 par value common
  shares to an individual for a note                 --    $        --          1,000    $       100    $     1,900    $    (2,000)
Payment of subscription receivable                                                                                           1,885
Stock split 2,000:1 and change par
 value from $0.01 to $0.0005                         --             --      1,999,000            900           (900)            --
                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1996                           --             --      2,000,000          1,000          1,000           (115)
Repurchase of shares                                 --             --             --             --             --             --
Issuance of common stock                             --             --      2,476,000          1,238          3,762         (5,000)
                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1997                           --             --      4,476,000          2,238          4,762         (5,115)
Net loss                                             --             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1998                           --             --      4,476,000          2,238          4,762         (5,115)
                                                     --             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1999                           --             --      4,476,000          2,238          4,762         (5,115)
Shares issued in connection
 with merger with Y2K Recording, Inc.                --             --      1,025,000            513             --             --
Net income                                           --             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2000                           --             --      5,501,000          2,751          4,762         (5,115)
Shares issued in connection
 with merger with Savage Mojo, Inc.                  --                     8,000,000          4,000             --             --
Shares issued for services                           --                        10,000              5            995             --
Contributed capital                                  --             --             --             --          5,672             --
Net loss                                             --             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2001                           --             --     13,511,000          6,756         11,429         (5,115)
Series A shares sold in private placement        47,750         95,500             --             --             --             --
Retire treasury stock                                --             --     (1,725,000)          (863)        (4,137)            --
Shares issued as premium for notes                   --             --      2,939,553          1,470             --             --
Shares issued for Cohen employment
 agreement                                           --             --        748,447            374         74,471             --
Cancellation of outstanding stock
 returned by M. Klimes                               --             --     (4,000,000)        (2,000)            --             --
Shares issued for services                           --             --        312,000            156         31,044             --
Payment of subscription receivable                   --             --             --             --             --          5,000
Write off of subscription receivable                                                                                           115
Net loss                                             --             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2002                       47,750         95,500     11,786,000          5,893        112,807             --
Shares issued for services                           --             --         50,000             25          4,975             --
Series A shares sold in private placement        53,500        107,000             --             --             --             --
Series B shares sold in private placement         1,000          2,000             --             --             --             --
Net loss                                             --             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2003                      102,250        204,500     11,836,000          5,918        117,782             --
Conversion of Series A to common               (101,250)      (202,500)       525,959            263        202,237             --
Net loss                                             --             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, MARCH 31, 2004                           1,000    $     2,000     12,361,959    $     6,181    $   320,019    $        --
                                            ===========    ===========    ===========    ===========    ===========    ===========

                       See Notes to Financial Statements.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
       FOR PERIOD FROM INCEPTION (October 2, 1989) THROUGH MARCH 31, 2004

                                             Accumulated
                                            Deficit during        Treasury Stock
                                              Development   --------------------------
                                                Stage          Shares         Amount         Total
                                             -----------    -----------    -----------    -----------
Issuance of $0.01 par value common
  shares to an individual for a note         $        --    $        --    $        --    $        --
Payment of subscription receivable                                                              1,885
Stock split 2,000:1 and change par
 value from $0.01 to $0.0005                          --             --             --             --
                                             -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1996                            --             --             --          1,885
Repurchase of shares                                  --     (1,725,000)        (5,000)        (5,000)
Issuance of common stock                              --             --             --             --
                                             -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1997                            --     (1,725,000)        (5,000)        (3,115)
Net loss                                          (2,867)            --             --         (2,867)
                                             -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1998                        (2,867)    (1,725,000)        (5,000)        (5,982)
                                                      --             --             --             --
                                             -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1999                        (2,867)    (1,725,000)        (5,000)        (5,982)
Shares issued in connection
 with merger with Y2K Recording, Inc.                 --             --             --            513
Net income                                           434             --             --            434
                                             -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2000                        (2,433)    (1,725,000)        (5,000)        (5,035)
Shares issued in connection
 with merger with Savage Mojo, Inc.                   --             --             --          4,000
Shares issued for services                            --             --             --          1,000
Contributed capital                                   --             --             --          5,672
Net loss                                         (57,151)            --             --        (57,151)
                                             -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2001                       (59,584)    (1,725,000)        (5,000)       (51,514)
Series A shares sold in private placement             --             --             --         95,500
Retire treasury stock                                 --      1,725,000          5,000             --
Shares issued as premium for notes                    --             --             --          1,470
Shares issued for Cohen employment
 agreement                                            --             --             --         74,845
Cancellation of outstanding stock
 returned by M. Klimes                                --             --             --         (2,000)
Shares issued for services                            --             --             --         31,200
Payment of subscription receivable                    --             --             --          5,000
Write off of subscription receivable                                                              115
Net loss                                        (498,888)            --             --       (498,888)
                                             -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2002                      (558,472)            --             --       (344,272)
Shares issued for services                            --             --             --          5,000
Series A shares sold in private placement             --             --             --        107,000
Series B shares sold in private placement             --             --             --          2,000
Net loss                                      (1,825,313)            --             --     (1,825,313)
                                             -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2003                    (2,383,785)            --             --     (2,055,585)
Conversion of Series A to common                      --             --             --             --
Net loss                                        (576,071)            --             --       (576,071)
                                             -----------    -----------    -----------    -----------
BALANCE, MARCH 31, 2004                      $(2,959,856)            --    $        --    $(2,631,656)
                                             ===========    ===========    ===========    ===========

                       See Notes to Financial Statements.

                (A DEVELOPMENT STAGE COMPANY)
             UNAUDITED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
     FROM INCEPTION (October 2, 1989) to MARCH 31, 2004

                                                                                                   From
                                                                           March 31,           Inception to
                                                                 -------------------------       March 31,
                                                                     2004          2003            2004
                                                                 -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITES
  Net loss                                                       $  (576,071)   $  (271,941)   $(2,959,856)
     Adjustments to reconcile net loss to net cash flows from
        operating activities:
          Depreciation and amortization expense                          699         15,847          9,617
          Gain on sale of subsidiary                                      --             --         (2,421)
          Gain on extinguishment of debt                                  --             --         (1,404)
          Compensation expense - stock for services                       --             --        106,045
          Bad debt expense - write off subscription receivable                                         115
          Changes in assets and liabilities:
             Accounts receivable                                      (8,500)            --         (8,500)
             DVD production costs                                     (7,059)            --        (36,279)
             Other current receivables                                (6,484)        (4,586)        (9,250)
             Prepaid advertising                                          --       (552,000)            --
             Security deposits                                            --             --         (7,596)
             Bank overdraft                                               --             --          8,203
             Accounts payable                                        111,508        (51,062)       212,362
             Accrued expenses and other current liabilities         (183,723)            --       (183,723)
             Deferred revenue                                         13,579        (89,291)       380,451
                                                                 -----------    -----------    -----------

Net cash flows (used) in operating activities                       (656,051)      (953,033)    (2,492,236)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                               (5,646)        (4,053)       (10,766)
                                                                 -----------    -----------    -----------

Net cash flows (used) in investing activities                         (5,646)        (4,053)       (10,766)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued                                                     --             --         14,185
  Common stock subscriptions (issued) paid                                --             --           (115)
  Preferred stock issued                                                  --         80,000        204,500
  Proceeds from notes payable                                      1,000,000      1,000,000      2,375,000
  Proceeds from loans from stockholders                                   --         63,000             --
  Repayment of loans from stockholders                               (69,500)      (129,300)       178,235
                                                                 -----------    -----------    -----------

Net cash flows provided by financing activities                      930,500      1,013,700      2,771,805
                                                                 -----------    -----------    -----------

Decrease in cash                                                     268,803         56,614        268,803
Cash, beginning of period                                                 --          1,105             --
                                                                 -----------    -----------    -----------
Cash, end of period                                              $   268,803    $    57,719    $   268,803
                                                                 ===========    ===========    ===========

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                           $     2,010    $     2,582    $     4,723
                                                                 ===========    ===========    ===========


                       See Notes to Financial Statements.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PetCARE Television Network, Inc. ("PetCARE TV" or the "Company") was organized as a Florida corporation on October 2, 1989. PetCARE TV is a development stage company, and as such has devoted its efforts since its inception in developing and implementing its business plan, which includes but is not limited to establishing a subscriber network of approximately 3,000 veterinary clinics and hospitals, writing and producing its DVD magazines and making initial contacts with potential advertisers, obtaining debt and equity financing, establishing its accounting systems, and other administrative functions. The Company's primary goal is to provide educational programming focused on optimal healthcare for animal companions and targeted to pet owners worldwide. The Company's programming is obtained through a one, three, or four-year subscription, with a TV/DVD system included in the three-year plan. The Company's updated DVDs are shipped monthly to all veterinarian subscribers. Commercial advertisers fund the programming included on the DVDs.

Basis of Accounting

PetCARE TV maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for a better matching of revenues and expenses.

Interim Information

The accompanying unaudited financial statements of PetCARE TV have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, PetCARE TV considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

Fiscal Year

PetCARE TV elected December 31 as its fiscal year.

Revenue Recognition

PetCARE TV generates revenue from two primary sources, namely advertisers on its DVD magazines (the "Advertisers") and subscribers to its network (the "Subscribers"). With regard to Advertisers, it recognizes revenue over the periods in which the advertisers' commercials appear on its DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement (1, 3, or 4 years) entered into by the Subscribers.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

PetCARE TV records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". The deferred taxes payable are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates. Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Since its inception, PetCARE TV has an accumulated loss of $2,959,856 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is as follows:

                  Future tax benefit          $  887,957
                  Valuation allowance           (887,957)
                                              ----------
                  Future tax benefit          $       --
                                              ==========

As of March 31, 2004, no deferred taxes were recorded in the accompanying financial statements.

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

Advertising Costs

PetCARE TV expenses the production costs of advertising the first time the advertising takes place.

Fixed Assets

PetCARE TV's fixed assets consist of computer equipment, which are being depreciation over 3 years.


NOTE B - COMMON AND PREFERRED STOCK

Start of trading on the OTC Bulletin Board

On February 2, 2004, PetCARE TV's common stock began trading on the OTC-Bulletin Board under the symbol PTNW. There is a limited public trading market for its common stock and a regular, more active trading market may not develop, or if developed, may not be sustained.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE B - COMMON AND PREFERRED STOCK (CONTINUED)

Issuance of Common Stock

On February 25, 2004, the Company converted 101,250 shares of Series A Stock into an aggregate of 525,959 shares of the Company's common stock, based on the conversion formula contained in the Certificate of Designation. As a result of the foregoing, the Company amended the Certificate of

Designation relating to the Series A Stock to reduce the number of authorized Series A Stock to 101,250 and immediately cancelled those shares, and the balance of 1,398,750 shares of Series A Stock were returned to the status of authorized but unissued and undesignated shares of Preferred Stock.

Series B Convertible Preferred Stock

On October 21, 2003, the Board of Directors of PetCARE TV adopted a resolution providing for the creation of PetCARE TV's Certificate of Designation, Preferences, Rights and Limitations for its Series B Convertible Preferred Stock ("Series B Stock"). As a result of this resolution, PetCARE has 1,000,000 no par value preferred shares authorized. These shares are convertible into the Company's Common Stock at any time commencing one (1) year from the date of issuance. Each share of Series B Preferred Stock converts into shares of the Company's Common Stock at the variable conversion price equal to 60% of the average closing price as reported by Bloomberg L.P. for the five trading days preceding the date of conversion. However, in no event shall the conversion price be less than $0.75 per share, nor greater than $3.00 per share. The holders of the preferred shares will not be entitled to dividends; however, the Board of Directors has the ability to declare dividends at a later date. In November 2003, PetCARE TV offered 1,000,000 of its Series B Stock in a private placement of units consisting of one share of Series B Stock and one warrant to purchase common stock of the Company for $2.00 per unit. As of March 31, 2004, 1,000 shares were sold for $2,000. No other shares of Series B Stock were sold. The Company has discontinued this offering and anticipates that the Certificate of Designation will be amended, although the preferences have not yet been established. In May 2004, the Company refunded the $2,000 paid by the sole shareholder of Series B Stock. The offering is claimed to be exempt under
Section 4(2) of the Securities Act of 1933

Stock Options

PetCARE TV has an equity incentive plan available to key employees and consultants of the Company. Under the plan, PetCARE TV may grant options for up to two million shares of common stock. The exercise price of each incentive option is equal to the greater of the fair market value of PetCARE TV's stock on the date of grant or the aggregate par value of the stock on the date of grant. In the case of any 10% stockholder, the incentive option price will not be less than 110% of the fair market value on the date of grant. The Compensation Committee of the Board of Directors shall determine the price at which shares of stock may be purchased under a nonqualified option. Options expire ten years from the date of grant, except for those granted to a 10% stockholder, which expire five years from the date of grant. To date, PetCARE TV has granted 159,000 nonqualified options under the plan.

NOTE C - DVD PRODUCTION COSTS

Statement of Financial Accounting Standards (SFAS) No. 86 states that internally developed software costs can be capitalized once technological feasibility has been reached. Technological feasibility has been reached when a complete working model has been produced. Through March 31, 2004, PetCARE TV finished its first

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE C - DVD PRODUCTION COSTS (CONTINUED)

five educational video magazines (in DVD format). PetCARE TV updated programming on a quarterly basis (i.e. adding new advertising, new pet care tips, etc.).

During the three months ended March 31, 2004, $36,279 was incurred in the production of PetCARE TV's fifth video magazine (distributed to its subscribers in early April 2004), of which all amounts were capitalized as DVD production costs. All cost related to the production of previous video magazines have been expensed.

In April 2004, PetCARE TV began distributing a monthly edition of its DVD magazine.

NOTE D - RELATED PARTY TRANSACTIONS

At December 31, 2003, PetCARE TV had a consulting agreement in place with Mr. Calaway, a member of its Board of Directors. The agreement states that Mr. Calaway provide financial consulting services, at the direction of the Board of Directors, for the amount of $667 per month until PetCARE TV has received an aggregate of $2.5 million in funding.

In June 2002, PetCARE TV issued non-interest bearing promissory notes as follows:

      o Daniel V. Hugo, a former officer and director, for a loan from him of $25,000

      o     Robert and Janna Hugo for a loan from them of $6,000

      o     Robert and Jamie Turner for a loan from them of $5,000

The repayment of these notes is contingent upon the receipt of funds received through private placement transactions pursuant to Rule 506, with periodic payments to be made to the holders as follows: 10% due after the first $300,000 is received; 10% due after the next $100,000 is received; 10% due after the next $100,000 is received, 35% due after the next $100,000 is received; and the remaining 35% due after the next $100,000 is received. As of December 31, 2003, the aggregate principal balance on these notes is $36,000.

On March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 PetCARE TV entered into note purchase and security agreements (the "Edge Notes") with Pet Edge, LLC, a Connecticut limited liability company ("Edge"). Edge was organized for the sole purpose of funding the Company's business plan. Under the terms of the Edge Notes, Edge loaned the Company $1,000,000, $50,000, $50,000, and $275,000 respectively with simple interest at the rate of ten percent per annum. All principal and accrued interest on the Edge Notes is due March 9, 2006, May 27, 2006, June 5, 2006, and June 30, 2006 respectively. The notes may not be prepaid in whole or in part without the written consent of the Edge. To secure the Company's obligations under the notes, the Company granted Edge a first priority security interest on all of its assets, now owned and acquired during the term of the Edge Notes. The principal and interest on the Edge Notes is convertible into shares of common stock of the Company at $.246 per share.

On November 10, 2003, PetCARE TV entered into an agreement with Edge to amend the terms of conversion of their notes issued on March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003. Under the terms of the agreement, the conversion price on the respective notes totaling $1,375,000 provides that if shares, in segments of not less than $250,000, are converted before one year from the date of the agreement, the conversion price will be $0.214 per share, and if converted after one year from the date of the agreement and before two years from the date of the agreement, the conversion price will be $0.23 per share.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE D - RELATED PARTY TRANSACTIONS (CONTINUED)

On June 10, 2003, PetCARE TV entered into a note purchase agreement with one of its directors, Dr. Mark Maltzer (the "Maltzer Note"). Under the terms of the Maltzer Note, Dr. Maltzer agreed to loan PetCARE $50,000 with simple interest at a rate of ten percent per annum. All principal and accrued interest is due June 9, 2006. The principal and interest on the Maltzer Note is convertible into shares of its common stock at $.246 per share.

On October 17, 2003, PetCARE TV issued unsecured promissory notes to Mr. Calaway and Dr. Maltzer, members of its board of directors, for a loan from each in the amount of $25,000 (collectively, the "Calaway/Maltzer Notes"). The Calaway/Maltzer Notes bear interest at the rate of 10% per annum. All principal and interest was paid in February 2004.

NOTE E - COMMITMENTS AND CONTINGENCIES

PetCARE TV has in place a consulting agreement, dated June 1, 2002, with one of its directors, which states that PetCARE TV will pay that director $667 per month until PetCARE TV has received $2.5 million in equity funding. As of December 31, 2003, PetCARE TV had received $204,500 in funding. Management believes it will receive $2.5 million in funding within the next twelve months.

On June 5, 2002, PetCARE TV entered into an employment agreement with Mr. Cohen that has an infinite term. This agreement automatically renews every ninety days commencing June 5, 2002. PetCARE TV may terminate the agreement with cause, effective upon delivery of written notice to Mr. Cohen, except where the cause is a material breach of this agreement, for which Mr. Cohen has sixty days to cure the material breach after written notice from PetCARE TV. PetCARE TV may terminate this agreement without cause, effective sixty days after written notice to Mr. Cohen. Mr. Cohen may terminate this agreement with cause provided he delivers written notice to PetCARE TV sixty days before termination, or without cause provided he delivers written notice one year before termination. If PetCARE TV terminates the agreement without cause, or Mr. Cohen terminates the agreement with cause, PetCARE TV will be obligated to pay Mr. Cohen the compensation, remuneration and expenses specified below for a period of five years from the date of notice. Under the terms of the agreement, Mr. Cohen will receive an annual salary of $150,000, payable in monthly installments of $12,500. This salary will be renegotiated at the end of each fiscal year. The salary was not renegotiated at the end of fiscal year 2002 or 2003. Mr. Cohen will also receive medical and long-term disability insurance at the Company's expense, as well as an automobile for business use, and reimbursement for certain business expenses.

On August 19, 2003, PetCARE TV entered into a sixty-two (62) month lease agreement commencing on October 1, 2003 with Liberty Property Limited Partnership for approximately 3,800 square feet of office/warehouse space located at 8406 Benjamin Road, Suite C, Tampa, Florida 33634. Lease expense for 2003 totaled $5,077. Under this agreement, projected lease expense for the 12 months ended December 31, 2004 through 2007 and the eleven months ended November 30, 2008 will be approximately $38,600, $39,400, $40,300, $41,100 and $38,500 respectively.

NOTE F - SUBORDINATED CONVERTIBLE PROMISSORY NOTE

On February 13, 2004, PetCARE TV entered into a Note Purchase Agreement and Subordinated Convertible Promissory Note ("Note") with Victus Capital, LP, a Delaware limited partnership ("Victus"). Under the terms of this twelve-month Note, Victus loaned the Company $1,000,000 with interest of $62,500 or 6.25% per quarter. In order to insure that interest payments are made, $250,000 of the

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


principal amount of the Note was delivered to an escrow agent to hold for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the Note, Victus has the option to convert the principal and any outstanding interest into shares of a future private offering, or into shares of the Company's common stock at a price of $.375 per share. Upon acceleration or conversion of the Note, any unpaid balance in the escrow account will be returned to Victus. In May, 2004, the Company entered into a Debt Conversion Agreement with Victus whereby the Company agreed to issue Victus 357,143 shares of Common Stock and 714,286 Common Stock Purchase Warrants (exercisable at $1.00 per share at any time for five years from the date of issuance) in lieu of the cash payments of interest on the Note. Simultaneous with the execution of this agreement, the funds previously held in escrow were released from escrow and forwarded to the Company.

NOTE G -SUBSEQUENT EVENTS

In April 2004, the Company issued 67,583 shares of Common Stock to two vendors in exchange for debt recorded as accounts payable on the accompanying financial statements. Also in April 2004, the Company issued 5,000 shares each to two new members of its Veterinary Advisory Board.

In May 2004, PetCARE issued 533,333 warrants to purchase Common Stock of the Company in accordance with the Placement Agent Fee agreement entered into with H.C. Wainwright, Inc. The warrants became due as a result of the funds raised in the loan from Victus discussed in NOTE F - SUBORDINATED CONVERTIBLE PROMISSORY NOTE.

In May 2004, the Company entered into a Debt Conversion Agreement with Victus whereby the Company agreed to issue Victus 357,143 shares of Common Stock and 714,286 Common Stock Purchase Warrants (exercisable at $1.00 per share at any time for five years from the date of issuance) in lieu of the cash payments of interest on the Note. Simultaneous with the execution of this agreement, the funds previously held in escrow were released from escrow and forwarded to the Company.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PetCARE Television Network, Inc. was organized as a Florida corporation on October 2, 1989. We are a development stage company, and as such have devoted our efforts since inception to developing and implementing our business plan, which includes but is not limited to establishing a subscriber network of approximately 3,000 veterinary clinics and hospitals, writing and producing our DVD magazines, making initial contacts with potential advertisers, obtaining debt and equity financing, establishing our accounting systems, and other administrative functions.

Our primary goal is to provide educational programming focused on optimal healthcare for animal companions and is targeted to pet owners worldwide. Our programming is obtained through an annual or three-year subscription, with a TV/DVD system included in the three-year plan. Our updated DVDs are shipped monthly to all veterinarian subscribers. Commercial advertisers fund the programming included on the DVDs.

From inception (October 2, 1989) through mid-2002, our predecessor companies embarked on several business opportunities with little success. From inception through March 31, 2004, we generated approximately $21,309 in revenue, of which $15,559 is a result of the current company operations.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are note readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy, among others; involves the more significant judgments and estimates used in preparation of our financial statements:

Statement of Financial Accounting Standards (SFAS) No. 86 states that internally developed software costs can be capitalized once technological feasibility has been reached. Technological feasibility has been reached when a complete working model has been produced. Through March 31, 2004, we finished our first five educational video magazines (in DVD format). We update programming on a quarterly basis (i.e. adding new advertising, new pet care tips, etc.). During the three months ended March 31, 2004, $36,279 was incurred in the production of our fifth video magazine (distributed to our subscribers in early April 2004), of which all amounts were capitalized as DVD production costs. All costs related to the production of previous video magazines have been expensed.

Revenue Recognition

We generate revenue from two primary sources, namely advertisers on our DVD magazines (the "Advertisers") and subscribers to our network (the "Subscribers"). With regard to Advertisers, we recognize revenue in the periods in which the Advertisers' commercials appear on our DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement (1, 3, or 4 years) entered into between the Company and the Subscribers.

PLAN OF OPERATIONS

Results of Operations - Inception (October 2, 1989) to March 31, 2004

From inception to March 31, 2004, we had losses totaling $2,959,857. For this period, our costs relating to general and administration totaled $1,691,834 or 60% of total operating expenses. DVD production costs totaled $197,987 or 7% of total operating expenses, and sales and marketing costs totaled $773,705 or 28% of total operating expenses. The remainder of operating expense is represented by depreciation and amortization that totaled $146,543 or 5%.

Results of  Operations  - Comparison  of Three Months  Ending March 31, 2004 and
2003

For the three  months  ending March 31, 2004,  we had losses  totaling  $576,071 compared to losses of $271,941 for the same period in 2003. The increase of $304,130 is due primarily to an increase in operating activity during 2003. For the period in 2004, our general and administration costs totaled $380,795 compared to $169,652 in 2003. This increase of $211,143 is primarily attributed to fees and costs related to our fund raising efforts during the period ($155,000). Our DVD production costs totaled $29,220 compared to $33,607. We associate this minimal change to the implementation of production efficiencies and other cost saving methods. Our sales and marketing costs totaled $104,451 compared to $45,452 for the same period. This increase of $58,999 is a direct result of increases in staffing necessary to maintain and increase our subscriber network, increased print advertising, and added participation in veterinary trade shows. Depreciation and amortization costs totaled $699 for the three months ended March 31, 2004.

From inception through March 31, 2004, we incurred interest expense of approximately $175,000. This figure includes approximately $5,000 related to the interest bearing promissory notes repaid since inception, and interest expense of approximately $170,000 accrued on the outstanding $1,375,000 note with Pet Edge, LLC, the $50,000 note with Mark Maltzer, a director and shareholder, and the $1,000,000 note with Victus Capital, LP (discussed below).

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company. From our inception in October 1989 to March 31, 2004, we have used approximately $2,492,236 in operating activities and $10,766 in investing activities, representing acquisition of office equipment. To finance these uses of funds we raised $2,771,805 through the net proceeds of promissory notes of $2,553,235, another $204,500 through the sale of preferred stock, and $14,070 through the sale of common stock as of March 31, 2004. As a result, at March 31, 2004 we had a net working capital deficit of approximately $1,203,523.

On February 13, 2004, we entered into a Note Purchase Agreement and Subordinated Convertible Promissory Note ("Note") with Victus Capital, LP, a Delaware limited partnership ("Victus"). Under the terms of this twelve-month Note, Victus loaned us $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments are made, $250,000 of the principal amount of the Note was delivered to an escrow agent to hold for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the Note, Victus has the option to convert the principal and any outstanding interest into shares of a future private offering, or into shares of our common stock at a price of $.375 per share. Upon acceleration or conversion of the Note, any unpaid balance in the escrow account will be returned to Victus. On May 10, 2004, we entered into a Debt Conversion Agreement ("Conversion Agreement") with Victus whereby we agreed to issue Victus 357,143 shares of restricted Common Stock and 714,286 Common Stock Purchase Warrants (exercisable at $1.00 per share at any time for five years from the date of issuance) in lieu of the cash payments of interest on the Note. Simultaneous with the execution of the Conversion Agreement, the funds previously held in escrow were released from escrow and forwarded to us to be used as working capital.

Our auditors have raised the issue that there is substantial doubt that we will be able to continue as a going concern as a result of net losses since inception and severe liquidity problems. We are presently seeking significant additional capital to support operations. Liquidity and capital resources could improve in the short term by increased revenues and financing activities through equity and convertible debt negotiations which we are currently pursuing. If sufficient capital is not raised, of which there can be no assurance, operations could be severely curtailed or disrupted.

As of May 11, 2004, we had cash on hand of approximately $251,000, which is sufficient to satisfy our operating requirements through the end of June 2004. In the event we are unable to raise capital by the end of June, we will be forced to curtail our operations until we are able to secure such financing. Our future is highly dependent upon its access to sources of financing which are necessary for the continued advertising and marketing of our products. In the event we are unable to secure additional financing it will cause a material adverse affect on our business, financial position and results of operations.

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

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         None

ITEM 2:  CHANGES IN SECURITIES

         (a) On October 21, 2003, our Board of Directors adopted a resolution providing for the creation of PetCARE's Certificate of Designation, Preferences, Rights and Limitations for its Series B Convertible Preferred Stock ("Series B Stock"). As a result of this resolution, we have 1,000,000 no par value preferred shares authorized. These shares are convertible into our Common Stock at any time commencing one (1) year from the date of issuance. Each share of Series B Preferred Stock converts into shares of our Common Stock at the variable conversion price equal to 60% of the average closing price as reported by
         Bloomberg L.P. for the five trading days preceding the date of conversion. However, in no event shall the conversion price be less than $0.75 per share, nor greater than $3.00 per share. The holders of the preferred shares will not be entitled to dividends; however, the Board of Directors has the ability to declare dividends at a later date. In November 2003, we offered in a private placement 1,000,000 units consisting of one share of Series B Stock and one warrant to purchase common stock of the Company for $2.00 per unit. On December 1, 2003, we sold 1,000 units for $2,000. No other units were sold and on December 18, 2003 we discontinued this offering. On May 10, 2004, we refunded the $2,000 to the sole purchaser of this offering. Furthermore, we anticipate that the Certificate of Designation will be amended, although the preferences have not yet been established

         (b) None

         (c) On February 13, 2004, we entered into a Note Purchase Agreement and Subordinated Convertible Promissory Note with Victus Capital, LP, a Delaware limited partnership ("Victus"). Under the terms of this twelve-month Note, Victus loaned us $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments are made, $250,000 of the principal amount of the Note was delivered to an escrow agent to hold for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the Note, Victus has the option to convert the principal and any outstanding interest into shares of a future private offering, or into shares of our Common Stock at a price of $.375 per share. Upon acceleration or conversion of the Note, any unpaid balance in the escrow account will be returned to Victus. The Note was issued under the exemption from registration provided in
         Section 4(2) of the Act.

         On February 25, 2004, we converted 101,250 shares of Series A Stock into an aggregate of 525,959 shares of our common stock, based on the conversion formula contained in the Certificate of Designation. As a result of the foregoing, we amended the Certificate of Designation relating to the Series A Stock to reduce the number of authorized shares of Series A Stock to 101,250 and immediately cancelled those shares, and the balance of 1,398,750 shares of Series A Stock was returned to the status of authorized but unissued and undesignated shares of Preferred Stock.

         In April 2004, we issued 67,583 shares of Common Stock to two vendors in exchange for debt recorded as accounts payable on the accompanying financial statements, and we issued 5,000 shares each to two new members of our Veterinary Advisory Board. The shares of Common Stock were issued under the exemption from registration provided in Section 4(2) of the Act.

         In May 2004, we issued 533,333 warrants to purchase our Common Stock in accordance with the Placement Agent Fee agreement entered into with H.C. Wainwright, Inc. dated February 2004. The warrants became due as a result of the funds raised in conjunction with the Victus Note discussed above. The warrants were issued under the exemption from registration provided in Section 4(2) of the Act.

         On May 10, 2004, we issued 357,143 shares of our Common Stock, $.0005 par value, (at $.70 per share) and 714,286 Common Stock Purchase Warrants in lieu of $250,000 in interest under a $1,000,000 Promissory
         Note issued to Victus Capital, LP on February 13, 2004. The $250,000 was being held in escrow to be used to make the interest payments pursuant to the Note. Accordingly, the $250,000 was released to us in exchange for the shares and warrants. Each warrant is exercisable into our Common Stock at $1.00 per share. The warrants are exercisable at any time for five years from the date of issuance. The shares and warrants were issued under the exemption from registration provided in
         Section 4(2) of the Act.

         (d)      Not Applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5:  OTHER INFORMATION

         None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as part of this report:

                   4.0     Form of Warrant for Placement Agent

                  10.1 Debt Conversion Agreement by and between Victus Capital, LLC and PetCARE Television Network, Inc. dated May 10, 2004

                  10.2 Registration Rights Agreement by and between Victus Capital, LLC and PetCARE Television Network, Inc. dated May 10, 2004 Form of Warrant

                  31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14a and Rule 15d-14(a).

                  31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14a and Rule 15d-14(a).

                  32.1 Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.

                  32.2 Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.

         (b) Reports on Form 8-K

                  1. A Current report on Form 8-K was filed on February 26, 2004 to report the consummation of a $1,000,000 funding.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 14, 2004                  PETCARE TELEVISION NETWORK, INC.



                                     By: /s/ Philip M. Cohen
                                         -------------------------------------
                                         Philip M. Cohen, President and
                                         Chief Executive Officer



                                     By: /s/ Donald R. Mastropietro
                                         -------------------------------------
                                         Donald R. Mastropietro, Vice President
                                         Finance and Chief Financial Officer