Form 10QSB
period 2004-06-30
PETCARE TELEVISION NETWORK INC
filed 2004-08-18
CIK 1235899

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

For the Quarter Period Ended
June 30, 2004                                     Commission File No. 333-105840

                        PETCARE TELEVISION NETWORK, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its Charter)

        Florida                                                   59-3459320
------------------------------                               -------------------
(State or jurisdiction of                                       (IRS Employer
incorporation or organization)                               Identification No.)

8406 Benjamin Road, Suite C, Tampa, FL                                     33634
---------------------------------------                                    -----
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

                                 Yes   [ ]       No   [X]

The number of shares issued and outstanding of the Registrant's Common Stock, $.0005 par value, as of August 13, 2004 was 13,091,685.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

Balance Sheets as of June 30, 2004 and December 31, 2003                       3

Statements of Operations for the three and six months ended
         June 30, 2004 and 2003 and from inception (October 2, 1989)           4

Statements of Changes in Stockholders' Equity for the period
         from inception (October 2, 1989) through June 30, 2004                5

Statements of Cash Flows for the three and six months ended
         June 30, 2004 and 2003 and from inception (October 2, 1989)           6

Notes to the Financial Statements                                           7-11

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                                     June 30,     December 31,
                                                                                       2004          2003
                                       ASSETS                                       Unaudited       Audited
                                                                                   -----------    -----------
Current assets:
    Cash                                                                           $       868    $        --
    Prepaid expenses and other current assets                                          177,070         31,986
                                                                                   -----------    -----------
         Total current assets                                                          177,938         31,986

Fixed assets:
    Computer equipment, net of accumulated depreciation of $2,841
      and $1,287 at June 30, 2004 and December 31, 2003 respectively                     7,424          3,332

Other assets:
    Security deposits                                                                    7,596          7,596
                                                                                   -----------    -----------

         Total assets                                                              $   192,958    $    42,914
                                                                                   ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Bank overdraft                                                                 $        --    $     8,203
    Accounts payable                                                                   170,537        100,854
    Accrued expenses and other current liabilities                                     269,484        358,442
    Deferred revenue                                                                     6,944             --
    Notes payable to stockholders                                                      127,500        197,000
    Note payable                                                                     1,000,000          9,000
                                                                                   -----------    -----------
         Total current liabilities                                                   1,574,465        673,499
                                                                                   -----------    -----------

Long-term liabilities
    Notes payable                                                                    1,375,000      1,375,000
    Note payable to stockholder                                                         50,000         50,000
    Deferred revenue                                                                    12,741             --
                                                                                   -----------    -----------
         Total long-term liabilities                                                 1,437,741      1,425,000
                                                                                   -----------    -----------

         Total liabilities                                                           3,012,206      2,098,499
                                                                                   -----------    -----------

    Stockholders' deficit:
       Preferred stock - no par value; 10,000,000 shares authorized;
         Series A - 0 and 1,500,000 shares authorized; 0 and 101,250 shares issued and outstanding at June 30, 2004 and
           December 31, 2003 respectively                                                   --        202,500
         Series B - 1,000,000 shares authorized; 1,000 shares issued
           and outstanding at December 31, 2003                                             --          2,000
       Common stock - par value $.0005; 50,000,000 shares authorized;
        13,091,685 and 11,836,000 shares issued and outstanding
        at June 30, 2004 and December 31, 2003 respectively                              6,546          5,918
       Additional paid-in capital                                                      692,540        117,782
       Deferred compensation                                                           (18,846)            --
       Accumulated deficit during development stage                                 (3,499,488)    (2,383,785)
                                                                                   -----------    -----------
          Total stockholders' deficit                                               (2,819,248)    (2,055,585)
                                                                                   -----------    -----------

          Total liabilities and stockholders' deficit                              $   192,958    $    42,914
                                                                                   ===========    ===========

                       See Notes to Financial Statements.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED STATEMENTS OF OPERATIONS
             FOR THE THREE AND SIX MONTHS ENDED JUNE, 2004 AND 2003
                FROM INCEPTION (October 2, 1989) to JUNE 30, 2004

                                                    June 30, 2004                  June 30, 2003
                                             ----------------------------    ---------------------------         From
                                             For the Three    For the Six    For the Three   For the Six     Inception to
                                             Months Then      Months Then     Months Then    Months Then       June 30,
                                                Ended            Ended          Ended           Ended            2004
                                             ------------    ------------    ------------    ------------    ------------
Revenues, net                                $      1,715    $     10,893    $         --    $         --    $     23,024

Cost of revenues                                    1,355           1,355              --              --           2,993
                                             ------------    ------------    ------------    ------------    ------------

Gross profit                                          360           9,538              --              --          20,031
                                             ------------    ------------    ------------    ------------    ------------

Operating expenses:
    DVD production costs                           73,584         102,804           4,890          38,497         271,571
    General and administration                    234,090         614,879         179,809         349,460       1,925,917
    Sales and marketing                           133,644         238,096         120,394         181,558         907,350
    Depreciation and amortization                     855           1,554             305             440         147,398
                                             ------------    ------------    ------------    ------------    ------------
         Total operating expense                  442,173         957,333         305,398         569,955       3,252,236
                                             ------------    ------------    ------------    ------------    ------------

Operating loss                                   (441,813)       (947,795)       (305,398)       (569,955)     (3,232,205)
                                             ------------    ------------    ------------    ------------    ------------

Other income and (expense)
    Interest expense                              (98,072)       (168,346)        (26,125)        (33,508)       (272,986)
    Interest income                                   247             438              --              --             438
    Other income                                       --              --              --              --           1,440
    Gain on sale of subsidiary                         --              --              --              --           2,421
                                             ------------    ------------    ------------    ------------    ------------
         Total other income (expense)             (97,825)       (167,908)        (26,125)        (33,508)       (268,687)
                                             ------------    ------------    ------------    ------------    ------------

Loss before extraordinary items                  (539,638)     (1,115,703)       (331,523)       (603,463)     (3,500,892)

    Gain on extinguishment of debt                     --              --              --              --           1,404
                                             ------------    ------------    ------------    ------------    ------------

Loss before taxes                                (539,638)     (1,115,703)       (331,523)       (603,463)     (3,499,488)

    Provision for income taxes                         --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------

Net loss                                     $   (539,638)   $ (1,115,703)   $   (331,523)   $   (603,463)   $ (3,499,488)
                                             ============    ============    ============    ============    ============

Net loss per share, basic and diluted        ($      0.04)   ($      0.09)   ($      0.03)   ($      0.05)   ($      0.72)
                                             ============    ============    ============    ============    ============

Weighted average shares, basic and diluted     12,661,738      12,248,869      11,804,132      11,795,116       4,829,486
                                             ============    ============    ============    ============    ============

                       See Notes to Financial Statements.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR PERIOD FROM INCEPTION (October 2, 1989) THROUGH JUNE 30, 2004


                                                 Preferred Stock                 Common Stock            Additional
                                            --------------------------    --------------------------      Paid-in      Subscription
                                               Shares        Amount          Shares        Amount         Capital       Receivable
                                            -----------    -----------    -----------    -----------    -----------    -----------
Issuance of $0.01 par value common
  shares to an individual for a note                 --    $        --          1,000    $       100    $     1,900    $    (2,000)
Payment of subscription receivable                   --             --             --             --             --          1,885
Stock split 2,000:1 and change par
 value from $0.01 to $0.0005                         --             --      1,999,000            900           (900)            --
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1996                           --             --      2,000,000          1,000          1,000           (115)

Repurchase of shares                                 --             --             --             --             --             --
Issuance of common stock                             --             --      2,476,000          1,238          3,762         (5,000)
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1997                           --             --      4,476,000          2,238          4,762         (5,115)

Net loss                                             --             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998                           --             --      4,476,000          2,238          4,762         (5,115)
                                                     --             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999                           --             --      4,476,000          2,238          4,762         (5,115)

Shares issued in connection
 with merger with Y2K Recording, Inc.                --             --      1,025,000            513             --             --
Net income                                           --             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000                           --             --      5,501,000          2,751          4,762         (5,115)

Shares issued in connection
 with merger with Savage Mojo, Inc.                  --             --      8,000,000          4,000             --             --
Shares issued for services                           --             --         10,000              5            995             --
Contributed capital                                  --             --             --             --          5,672             --
Net loss                                             --             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                           --             --     13,511,000          6,756         11,429         (5,115)

Series A shares sold in private placement        47,750         95,500             --             --             --             --
Retire treasury stock                                --             --     (1,725,000)          (863)        (4,137)            --
Shares issued as premium for notes                   --             --      2,939,553          1,470             --             --
Shares issued for Cohen employment
 agreement                                           --             --        748,447            374         74,471             --
Cancellation of outstanding stock
 returned by M. Klimes                               --             --     (4,000,000)        (2,000)            --             --
Shares issued for services                           --             --        312,000            156         31,044             --
Payment of subscription receivable                   --             --             --             --             --          5,000
Write off of subscription receivable                 --             --             --             --             --            115
Net loss                                             --             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2002                       47,750         95,500     11,786,000          5,893        112,807             --

Shares issued for services                           --             --         50,000             25          4,975             --
Series A shares sold in private placement        53,500        107,000             --             --             --             --
Series B shares sold in private placement         1,000          2,000             --             --             --             --
Net loss                                             --             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2003                      102,250        204,500     11,836,000          5,918        117,782             --

Conversion of Series A to common               (101,250)      (202,500)       525,959            263        202,237             --
Cancellation and refund of Series B              (1,000)        (2,000)
Shares issued for services                           --             --         55,000             28         43,462             --
Shares issued for debt                               --             --        674,726            337        329,059             --
Net loss                                             --             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance, June 30, 2004                               --    $        --     13,091,685    $     6,546    $   692,540    $        --
                                            ===========    ===========    ===========    ===========    ===========    ===========

                                                            Accumulated
                                                           Deficit during         Treasury Stock
                                               Deferred      Development    -------------------------
                                             Compensation       Stage         Shares         Amount          Total
                                              -----------    -----------    -----------    -----------    -----------
Issuance of $0.01 par value common
  shares to an individual for a note          $        --    $        --    $        --    $        --    $        --
Payment of subscription receivable                     --             --             --             --          1,885
Stock split 2,000:1 and change par
 value from $0.01 to $0.0005                           --             --             --             --             --
                                              -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1996                             --             --             --             --          1,885

Repurchase of shares                                   --             --     (1,725,000)        (5,000)        (5,000)
Issuance of common stock                               --             --             --             --             --
                                              -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1997                             --             --     (1,725,000)        (5,000)        (3,115)

Net loss                                               --         (2,867)            --             --         (2,867)
                                              -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998                             --         (2,867)    (1,725,000)        (5,000)        (5,982)
                                                       --             --             --             --             --
                                              -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999                             --         (2,867)    (1,725,000)        (5,000)        (5,982)

Shares issued in connection
 with merger with Y2K Recording, Inc.                  --             --             --             --            513
Net income                                             --            434             --             --            434
                                              -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000                             --         (2,433)    (1,725,000)        (5,000)        (5,035)

Shares issued in connection
 with merger with Savage Mojo, Inc.                    --             --             --             --          4,000
Shares issued for services                             --             --             --             --          1,000
Contributed capital                                    --             --             --             --          5,672
Net loss                                               --        (57,151)            --             --        (57,151)
                                              -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                             --        (59,584)    (1,725,000)        (5,000)       (51,514)

Series A shares sold in private placement              --             --             --             --         95,500
Retire treasury stock                                  --             --      1,725,000          5,000             --
Shares issued as premium for notes                     --             --             --             --          1,470
Shares issued for Cohen employment
 agreement                                             --             --             --             --         74,845
Cancellation of outstanding stock
 returned by M. Klimes                                 --             --             --             --         (2,000)
Shares issued for services                             --             --             --             --         31,200
Payment of subscription receivable                     --             --             --             --          5,000
Write off of subscription receivable                   --             --             --             --            115
Net loss                                               --       (498,888)            --             --       (498,888)
                                              -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2002                             --       (558,472)            --             --       (344,272)

Shares issued for services                             --             --             --             --          5,000
Series A shares sold in private placement              --             --             --             --        107,000
Series B shares sold in private placement              --             --             --             --          2,000
Net loss                                               --     (1,825,313)            --             --     (1,825,313)
                                              -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2003                             --     (2,383,785)            --             --     (2,055,585)

Conversion of Series A to common                       --             --             --             --             --
Cancellation and refund of Series B                                                                            (2,000)
Shares issued for services                        (18,846)            --             --             --         24,644
Shares issued for debt                                 --             --             --             --        329,396
Net loss                                               --     (1,115,703)            --             --     (1,115,703)
                                              -----------    -----------    -----------    -----------    -----------
Balance, June 30, 2004                        $   (18,846)   $(3,499,488)            --    $        --    $(2,819,248)
                                              ===========    ===========    ===========    ===========    ===========

                       See Notes to Financial Statements.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                FROM INCEPTION (October 2, 1989) to JUNE 30, 2004

                                                                                                   From
                                                                       Six Months Ended         Inception to
                                                                 ----------------------------     June 30,
                                                                 June 30, 2004  June 30, 2003      2004
                                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITES
  Net loss                                                        $(1,115,703)   $  (603,463)   $(3,499,488)
     Adjustments to reconcile net loss to net cash flows from
        operating activities:
          Depreciation and amortization expense                         1,554            440         10,472
          Gain on sale of subsidiary                                       --             --         (2,421)
          Gain on extinguishment of debt                                   --             --         (1,404)
          Compensation expense - stock for services                   (18,846)            --         87,199
          Bad debt expense - write off subscription receivable             --             --            115
          Changes in assets and liabilities:
             DVD production costs                                      29,220        (33,001)            --
             Other current receivables                                   (888)           129         (3,654)
             Prepaid advertising                                           --       (490,623)            --
             Prepaid expenses                                        (173,416)        (3,284)      (173,416)
             Security deposits                                             --             --         (7,596)
             Bank overdraft                                                --             --          8,203
             Accounts payable                                          69,683        (20,748)       170,537
             Accrued expenses and other current liabilities           (88,958)       (64,403)       (88,958)
             Deferred revenue                                          19,685             --        386,557
                                                                  -----------    -----------    -----------

Net cash flows (used) in operating activities                      (1,277,669)    (1,214,953)    (3,113,854)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                (5,645)        (4,053)       (10,765)
                                                                  -----------    -----------    -----------

Net cash flows (used) in investing activities                          (5,645)        (4,053)       (10,765)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for services                                     43,490             --         57,675
  Common stock issued for debt                                        329,396             --        329,396
  Common stock subscriptions (issued) paid                                 --             --           (115)
  Common stock issued                                                      --          5,000             --
  Preferred stock issued                                                   --        107,000        204,500
  Repurchase of preferred stock                                        (2,000)            --         (2,000)
  Proceeds from notes payable                                       1,000,000      1,175,000      2,375,000
  Repayment of notes payable                                          (28,500)            --        (28,500)
  Repayment of loans from stockholders                                (50,000)       (68,265)       197,735
  Decrease in bank overdraft                                           (8,204)            --         (8,204)
                                                                  -----------    -----------    -----------

Net cash flows provided by financing activities                     1,284,182      1,218,735      3,125,487
                                                                  -----------    -----------    -----------

Decrease in cash                                                          868           (271)           868
Cash, beginning of period                                                  --          1,105             --
                                                                  -----------    -----------    -----------
Cash, end of period                                               $       868    $       834    $       868
                                                                  ===========    ===========    ===========

             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                            $     2,638    $     2,714    $     5,351
                                                                  ===========    ===========    ===========

                       See Notes to Financial Statements.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PetCARE Television Network, Inc. ("PetCARE TV" or the "Company") was organized as a Florida corporation on October 2, 1989. PetCARE TV is a development stage company, and as such has devoted its efforts since its inception in developing and implementing its business plan, which includes but is not limited to establishing a subscriber network of approximately 3,000 veterinary clinics and hospitals, writing and producing its monthly DVD magazines, making contacts with potential advertisers, obtaining debt and equity financing, establishing its accounting systems, and other administrative functions. The Company's primary goal is to provide educational programming focused on optimal healthcare for animal companions and targeted to pet owners worldwide. The Company's programming is obtained through a one, three, or four-year subscription, with a TV/DVD system included in the three-year plan. The Company's updated DVDs are shipped monthly to all veterinarian subscribers. Commercial advertisers fund the programming included on the DVDs.

Basis of Accounting

PetCARE TV maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for a better matching of revenues and expenses.

Interim Information

The accompanying unaudited financial statements of PetCARE TV have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, PetCARE TV considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

Fiscal Year

PetCARE TV elected December 31 as its fiscal year.

Revenue Recognition

We generate revenue from two primary sources, namely advertisers on our DVD magazines (the "Advertisers") and subscribers to our network (the "Subscribers"). With regard to Advertisers, we recognize revenue over the periods in which the advertisers' commercials appear on our DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement (1, 3, or 4 years) entered into by the Subscribers.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

Since its inception, PetCARE TV has an accumulated loss of $3,499,488 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is as follows:

      Future tax benefit                                 $   1,049,846
      Valuation allowance                                   (1,049,846)
                                                         -------------

      Future tax benefit                                 $          --
                                                         =============

As of June 30, 2004, no deferred taxes were recorded in the accompanying financial statements.

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

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

In April 2004, the Company issued 67,583 shares of Common Stock to two vendors in exchange for debt.

In May 2004, the Company entered into a Debt Conversion Agreement whereby the Company agreed to issue 357,143 shares of Common Stock and 714,286 Common Stock Purchase Warrants (exercisable at $1.00 per share at any time for five years from the date of issuance) in lieu of the cash payments of interest on a Note Purchase Agreement and Subordinated Convertible Promissory Note. See NOTE E - SUBORDINATED CONVERTIBLE PROMISSORY NOTE.

In June 2004, the Company issued 250,000 shares of Common Stock to a vendor in exchange for debt.

During the three months ended June 30 2004, the Company issued 55,000 shares to members of its Veterinary Advisory Board.

Series B Convertible Preferred Stock

On October 21, 2003, the Board of Directors of PetCARE TV adopted a resolution providing for the creation of PetCARE TV's Certificate of Designation, Preferences, Rights and Limitations for its Series B Convertible Preferred Stock ("Series B Stock"). As a result of this resolution, PetCARE TV had 1,000,000 no par value preferred shares authorized. In November 2003, PetCARE TV offered 1,000,000 of its Series B Stock in a private placement of units consisting of one share of Series B Stock and one warrant to purchase common stock of the Company for $2.00 per unit. After only selling 1,000 units for the purchase price of $2,000, the Company decided to discontinue the offering. In May 2004, the Company refunded the $2,000 paid by the sole shareholder of Series B Stock. The offering is claimed to be exempt under Section 4(2) of the Securities Act of 1933

On May 18, 2004, the Board of Directors of PetCARE adopted a resolution providing for the amendment of PetCARE's Certificate of Designation, Preferences, Rights and Limitations for its Series B Convertible Preferred Stock ("Series B Preferred Stock"). As a result of this resolution, PetCARE has 1,500,000 no par value preferred shares authorized. These shares are convertible into the Company's Common Stock at any time commencing one (1) year from the date of issuance. Each share of Series B Preferred Stock converts into shares of the Company's Common Stock at the variable conversion price equal to 70% of the average closing price as reported by Bloomberg L.P. for the 20 trading days preceding the date of conversion. However, in no event shall the conversion price be less than $0.50 per share, nor greater than $1.50 per share. The holders of the Series B Preferred Stock will be entitled to dividends of 8% per annum, payable in one payment upon conversion of the Series B Preferred Stock. In June 2004, PetCARE offered 1,500,000 of its Series B Preferred Stock in a private placement of units consisting of one share of Series B Preferred Stock and one warrant to purchase common stock of the Company for $1.00 per unit. At the time

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE B - COMMON AND PREFERRED STOCK (CONTINUED)

of this filing, no units have been sold. The offering is claimed to be exempt under Section 4(2) of the Securities Act of 1933

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

NOTE C - RELATED PARTY TRANSACTIONS

In June 2002, PetCARE TV entered into a consulting agreement with James Calaway, a member of its Board of Directors. The agreement states that Mr. Calaway provide financial consulting services, at the direction of the Board of Directors, for the amount of $667 per month until PetCARE TV has received an aggregate of $2.5 million in funding.

In May and June 2002, PetCARE TV issued non-interest bearing promissory notes as follows:

      o     James Calaway, a director, for a loan from him of $100,000
      o Daniel V. Hugo, a former officer and director, for a loan from him of $25,000
      o     Robert and Janna Hugo for a loan from them of $6,000
      o     Robert and Jamie Turner for a loan from them of $5,000

The repayment of these notes is contingent upon the receipt of funds received through private placement transactions pursuant to Rule 506, with periodic payments to be made to the holders as follows: 10% due after the first $300,000 is received; 10% due after the next $100,000 is received; 10% due after the next $100,000 is received, 35% due after the next $100,000 is received; and the remaining 35% due after the next $100,000 is received. As of December 31, 2003 and June 30, 2004, the aggregate principal balance on these notes was $127,500.

On March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 PetCARE TV entered into note purchase and security agreements (the "Edge Notes") with Pet Edge, LLC, a Connecticut limited liability company ("Edge"). Edge was organized for the sole purpose of funding the Company's business plan. Under the terms of the Edge Notes, Edge loaned the Company $1,000,000, $50,000, $50,000, and $275,000 respectively with simple interest at the rate of ten percent per annum. All principal and accrued interest on the Edge Notes is due March 9, 2006, May 27, 2006, June 5, 2006, and June 30, 2006 respectively. The notes may not be prepaid in whole or in part without the written consent of the Edge. To secure the Company's obligations under the notes, the Company granted Edge a first priority security interest on all of its assets now owned and acquired during the term of the Edge Notes. The principal and interest on the Edge Notes is convertible into shares of common stock of the Company at $.246 per share.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED

On November 10, 2003, PetCARE TV entered into an agreement with Edge to amend the terms of conversion of their notes issued on March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003. Under the terms of the agreement, the conversion price on the respective notes totaling $1,375,000 shall provide that if shares, in segments of not less than $250,000, are converted before one year from the date of the agreement, the conversion price will be $0.214 per share, and if converted after one year from the date of the agreement and before two years from the date of the agreement, the conversion price will be $0.23 per share.

On June 10, 2003, PetCARE entered into a note purchase agreement with one of its directors, Dr. Mark Maltzer (the "Maltzer Note"). Under the terms of the Maltzer Note, Dr. Maltzer agreed to loan PetCARE TV $50,000 with simple interest at a rate of ten percent per annum. All principal and accrued interest is due June 9, 2006. The principal and interest on the Maltzer Note is convertible into shares of its common stock at $.246 per share.

NOTE D - COMMITMENTS AND CONTINGENCIES

PetCARE TV has in place a consulting agreement, dated June 1, 2002, with one of its directors, which states that PetCARE TV will pay that director $667 per month until PetCARE TV has received $2.5 million in equity funding. As of June 30, 2004 PetCARE TV had received $204,500 in equity funding. Management believes it will receive the remainder of the $2.5 million in funding within the next twelve months.

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

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE E - SUBORDINATED CONVERTIBLE PROMISSORY NOTE

On February 13, 2004, PetCARE TV entered into a Note Purchase Agreement and Subordinated Convertible Promissory Note ("February-Note") with Victus Capital, LP, a Delaware limited partnership ("Victus"). Under the terms of this twelve-month note, Victus loaned the Company $1,000,000 with interest of $62,500 or 6.25% per quarter. In order to insure that interest payments were made, $250,000 of the principal amount of the February-Note was delivered to an escrow agent to hold for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the February-Note, Victus has the option to convert the principal and any outstanding interest into shares of a future private offering, or into shares of the Company's common stock at a price of $0.375 per share. Upon acceleration or conversion of the February-Note, any unpaid balance in the escrow account will be returned to Victus. In May, 2004, the Company entered into a Debt Conversion Agreement ("Conversion Agreement") with Victus whereby the Company agreed to issue Victus 357,143 shares of Common Stock and 714,286 Common Stock Purchase Warrants (exercisable at $1.00 per share at any time for five years from the date of issuance) in lieu of the cash payments of interest on the February-Note. Simultaneous with the execution of the Conversion Agreement, the funds previously held in escrow were released from escrow and forwarded to the Company.


NOTE F -SUBSEQUENT EVENTS

On July 27, 2004, PetCARE TV and Victus entered into a Note Purchase Agreement ("NPA"), Subordinated Convertible Promissory Note ("July-Note"), and Warrant to Purchase Shares of Common Stock (the "Warrant"). On July 28, 2004, pursuant to the terms of the NPA and the July-Note, Victus loaned to the Company $1,000,000, at an annual rate of interest of twenty percent (20%) compounded semi-annually. The July-Note has a term of twelve months; however with the consent of both parties, the term of the July-Note can be extended for an additional 12 months. For the first year, the Company shall have the right to pay interest on the July-Note with registered, freely transferable common stock of the Company, valued at a ten percent (10%) discount to the market. On the date of maturity of the July-Note, the July-Note is convertible, at the option of the holder, into shares of the Company's common stock at a price of $.40 per share. Pursuant to the terms of the Warrant, Victus may purchase up to 2,500,000 shares of common stock of the Company at an exercise price of $0.75 per share. The Warrant expires on July 26, 2009. The July-Note may not be converted and the Warrant may not be exercised to the extent that Victus' overall ownership of the common stock of the Company will exceed 4.99%, unless such limitation is waived by Victus upon no less than sixty-one days (61) advance written notice.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PetCARE Television Network, Inc. ("PetCARE TV" or the "Company") was organized as a Florida corporation on October 2, 1989. We are a development stage company, and as such have devoted our efforts since inception to developing and implementing our business plan, which includes but is not limited to establishing a subscriber network of approximately 3,000 veterinary clinics and hospitals, writing and producing our monthly DVD magazines, making contacts with potential advertisers, obtaining debt and equity financing, establishing our accounting systems, and other administrative functions.

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

From inception (October 2, 1989) through mid-2002, our predecessor companies embarked on several business opportunities with little success. From inception through June 30, 2004, we generated approximately $23,024 in revenue, of which $17,274 is a result of the operations of PetCARE TV.

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

We believe the following critical accounting policy, among others; involve the more significant judgments and estimates used in preparation of our financial statements:

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

Plan of Operations

Results of Operations - Inception (October 2, 1989) to June 30, 2004

From inception to June 30, 2004, we had losses totaling $3,499,488. For this period, our costs relating to general and administration totaled $1,925,917 or 59% of total operating expenses, DVD production costs totaled $271,571 or 8% of total operating expenses, and sales and marketing costs totaled $907,350 or 28% of total operating expenses. The remainder of operating expense is represented by depreciation and amortization that totaled $147,398 or 5%.

Results of Operations - Comparison of Three Months Ending June 30, 2004 and 2003

For the three months ending June 30, 2004, we had losses totaling $539,638 compared to losses of $331,523 for the same period in 2003. The increase of $208,115 is due primarily to an increase in operating activity during 2004. For the period in 2004, our general and administration costs totaled $234,090 compared to $179,809 in 2003. This increase of $54,281 is primarily attributed to fees and costs related to our fund raising efforts during the period and increases in personnel. Our DVD production costs totaled $73,584 compared to $4,890. We associate this increase to the implementation of monthly production and distribution of our video magazines. Our sales and marketing costs totaled $133,644 compared to $120,394 for the same period. This minimal increase of $13,250 is a result of added participation in veterinary trade shows. Depreciation and amortization costs totaled $855 for the three months ended June 30, 2004.

Results of Operations - Comparison of Six Months Ending June 30, 2004 and 2003

For the six months ending June 30, 2004, we had losses totaling $1,115,703 compared to losses of $603,463 for the same period in 2003. The increase of $512,240 is due primarily to an increase in operating activity during 2004. For the first six months of 2004, our general and administration costs totaled $614,879 compared to $350,940 in 2003. This increase of $263,939 is primarily attributed to fees and costs related to our fund raising efforts during the period, increases in personnel and our move to our current facility. Our DVD production costs totaled $102,804 compared to $38,497. This increase is a result of our change to monthly production and distribution of our DVD magazines. Our sales and marketing costs totaled $238,096 compared to $181,558 for the same period in 2003. This increase of $56,538 is a result of increases in staffing necessary to maintain and increase our subscriber network, increased print advertising, and added participation in veterinary trade shows. Depreciation and amortization costs totaled $1,554 for the six months ended June 30, 2004.

From inception through March 31, 2004, we incurred interest expense of approximately $273,000. This figure includes approximately $5,000 related to the interest bearing promissory notes repaid since inception, and interest expense of approximately $268,000 accrued on the outstanding $1,375,000 note with Pet Edge LLC, the $50,000 note with Mark Maltzer, a director and shareholder, and the $1,000,000 note with Victus Capital, LP.

Liquidity and Capital Resources

We are a development stage company. From our inception in October 1989 to June 30, 2004, we have used approximately $3,114,000 in operating activities and $11,000 in investing activities, representing acquisition of office equipment. To finance these uses of funds we raised $3,125,000 through the net proceeds of promissory notes ($2,536,000), another $202,000 through the sale of preferred stock, $373,000 through the conversion of debt to equity, and $14,000 through the sale of common stock as of June 30, 2004. As a result, at June 30, 2004 we had a net working capital deficit of approximately $1,396,527.

On February 13, 2004, we entered into a Note Purchase Agreement and Subordinated Convertible Promissory Note ("Note") with Victus Capital, LP, a Delaware limited partnership ("Victus"). Under the terms of this twelve-month Note, Victus loaned us $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments were made, $250,000 of the principal amount of the Note was delivered to an escrow agent to hold for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the Note, Victus has the option to convert the principal and any outstanding interest into shares of a future private offering, or into shares of our Common Stock at a price of $.375 per share. Upon acceleration or conversion of the Note, any unpaid balance in the escrow account will be returned to Victus. On May 10, 2004, we entered into a Debt Conversion Agreement ("Conversion Agreement") with Victus whereby we agreed to issued Victus 357,143 shares of Common Stock and 714,286 Common Stock Purchase Warrants (exercisable at $1.00 per share at any time for five years from the date of issuance) in lieu of the cash payments of interest on the Note. Simultaneous with the execution of the Conversion Agreement, the $250,000 previously held in escrow was released and forwarded to us to be used as working capital.

On July 27, 2004, PetCARE TV and Victus entered into a Note Purchase Agreement ("NPA"), Subordinated Convertible Promissory Note ("July-Note"), and Warrant to Purchase Shares of Common Stock (the "Warrant"). On July 28, 2004, pursuant to the terms of the NPA and the July-Note, Victus loaned to the Company $1,000,000, at an annual rate of interest of twenty percent (20%) compounded semi-annually. The July-Note has a term of twelve months; however with the consent of both parties, the term of the July-Note can be extended for an additional 12 months. For the first year, the Company shall have the right to pay interest on the July-Note with registered, freely transferable common stock of the Company, valued at a ten percent (10%) discount to the market. On the date of maturity of the July-Note, the July-Note is convertible, at the option of the holder, into shares of the Company's common stock at a price of $.40 per share. Pursuant to the terms of the Warrant, Victus may purchase up to 2,500,000 shares of common stock of the Company at an exercise price of $0.75 per share. The Warrant expires on July 26, 2009. The July-Note may not be converted and the Warrant may not be exercised to the extent that Victus' overall ownership of the common stock of the Company will exceed 4.99%, unless such limitation is waived by Victus upon no less than sixty-one days (61) advance written notice.

As of August 14, 2004, we had cash on hand of approximately $575,000, which is sufficient to satisfy our operating requirements until January 2005 when we anticipate that we will begin generating advertising revenue sufficient to satisfy our operating needs. Our auditors have raised the issue that there is substantial doubt that we will be able to continue as a going concern as a result of net losses since inception and the lack of current revenues. In the event we are unable to generate advertising revenue or to raise capital by the end of January 2005, we will be forced to curtail our operations until we are able to secure such revenues or financing. If advertising revenues are not generated, our future is highly dependent upon its access to sources of financing which are necessary for the continued advertising and marketing of our products. In the event we are unable to produce advertising revenue or secure additional financing it will cause a material adverse affect on our business, financial position and results of operations.

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

Off-balance Sheet Arrangements

None

Item 3:  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report and otherwise in place as of June 30, 2004, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

      None

Item 2: Changes in Securities

      (a) On October 21, 2003, the Board of Directors of PetCARE TV adopted a resolution providing for the creation of PetCARE TV's Certificate of Designation, Preferences, Rights and Limitations for its Series B Convertible Preferred Stock ("Series B Preferred Stock"). As a result of this resolution, PetCARE TV had 1,000,000 no par value preferred shares authorized. In November 2003, PetCARE offered 1,000,000 shares of its Series B Preferred Stock in a private placement of units consisting of one share of Series B Preferred Stock and one warrant to purchase Common Stock of the Company (the "Warrants") for $2.00 per unit. After only selling 1,000 units for the purchase price of $2,000, the Company decided to discontinue the offering and amend the Certificate of Designation. In May 2004, the Company refunded the $2,000 paid by the sole shareholder of Series B Preferred Stock, and cancelled the issued Series B Preferred Stock and Warrants.. The offering is claimed to be exempt under Section 4(2) of the Securities Act of 1933.

      On May 18, 2004, the Board of Directors of PetCARE TV adopted a resolution providing for the amendment of PetCARE TV's Certificate of Designation, Preferences, Rights and Limitations for its Series B Preferred Stock. As a result of this resolution, PetCARE TV has 1,500,000 no par value preferred shares authorized. These shares are convertible into shares of the Company's Common Stock at any time commencing one (1) year from the date of issuance. Each share of Series B Preferred Stock converts into shares of the Company's Common Stock at the variable conversion price equal to 70% of the average closing price as reported by Bloomberg L.P. for the 20 trading days preceding the date of conversion. However, in no event shall the conversion price be less than $0.50 per share, nor greater than $1.50 per share. The holders of the Series B Preferred Stock will be entitled to dividends of 8% per annum, payable in one payment upon conversion of the Series B Preferred Stock. In June 2004, PetCARE TV offered 1,500,000 of its Series B Preferred Stock in a private placement of units consisting of one share of Series B Preferred Stock and one warrant to purchase Common Stock of the Company for $1.00 per unit. At the time of this filing, no units have been sold. The offering is claimed to be exempt under Section 4(2) of the Securities Act of 1933.

      On February 25, 2004, we amended the Certificate of Designation relating to the Series A Stock to reduce the number of authorized Series A Stock to 101,250.

      (b) None

      (c) On February 13, 2004, we entered into a Note Purchase Agreement and Subordinated Convertible Promissory Note with Victus Capital, LP, a Delaware limited partnership ("Victus"). Under the terms of this twelve-month Note, Victus loaned us $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments were made, $250,000 of the principal amount of the Note was delivered to an escrow agent to hold for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the Note, Victus has the option to convert the principal and any outstanding interest into shares of a future private offering, or into shares of our Common Stock at a price of $.375 per share. Upon acceleration or conversion of the Note, any unpaid balance in the escrow account will be returned to Victus. The Note was issued under the exemption from registration provided in Section 4(2) of the Act.

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

      On May 10, 2004, we issued 357,143 shares of our Common Stock at $.70 per share and 714,286 Common Stock Purchase Warrants in lieu of $250,000 in interest due under a $1,000,000 Promissory Note issued by the Company to Victus Capital, LP on February 13, 2004. The $250,000 was being held in escrow to be used to make the interest payments pursuant to the Note. Accordingly, the $250,000 was released to the Company in exchange for the shares and warrants. Each warrant is exercisable into the Company's Common Stock at $1.00 per share. The warrants are exercisable at any time for five years from the date of issuance. The shares and warrants were issued under the exemption from registration provided in Section 4(2) of the Act.

      In June 2004, the Company issued 250,000 shares of Common Stock to a vendor in exchange for debt.

      During the three months ended June 30 2004, the Company issued 55,000 shares of Common Stock to members of its Veterinary Advisory Board.

      (d) Not Applicable.

Item 3.: Defaults upon Senior Securities

      None.

Item 4.: Submission of Matters to a Vote of Security Holders

      None.

Item 5.: Other Information

      None.

Item 6.: Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed as part of this report:

            10.1 Note Purchase Agreement by and between Victus Capital, LLC and PetCARE Television Network, Inc. dated July 27, 2004*
            10.2 Subordinated Convertible Promissory Note to Victus Capital, LLC dated July 27, 2004*
            10.3  Warrant to Victus Capital, LLC dated July 27, 2004*
            10.4 Articles of Amendment to the Articles of Incorporation of PetCARE Television Network, Inc. filed with the Florida Secretary of State on June 10, 2004.
            31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14a and Rule 15d-14(a).
            31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14a and Rule 15d-14(a).
            32.1 Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.
            32.2 Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.

*Included as an exhibit to the Form 8K filed on August 11, 2004.

      (b) Reports on Form 8-K

            1. A Current report on Form 8-K was filed on August 11, 2004 to report PetCARE Television Network, Inc. issuance of a Subordinated Convertible Promissory Note to Victus Capital, LLC in the original principal amount of $1,000,000 and 2,500,000 Common Stock Purchase Warrants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 12, 2004            PETCARE TELEVISION NETWORK, INC.



                                  By: /s/ Philip M. Cohen
                                      ------------------------------------------
                                      Philip M. Cohen, President and Chief
                                      Executive Officer



                                  By: /s/ Donald R. Mastropietro
                                      -----------------------------------------
                                      Donald R. Mastropietro, Vice President
                                      Finance and Chief Financial Officer