Form 10QSB
period 2004-09-30
PETCARE TELEVISION NETWORK INC
filed 2004-11-12
CIK 1235899

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
September 30, 2004                                Commission File No. 333-105840


                        PETCARE TELEVISION NETWORK, INC.
             (Exact name of Registrant as specified in its Charter)


                FLORIDA                                 59-3459320
        (State or jurisdiction of                     (IRS Employer
      incorporation or organization)                 Identification No.)

8406 BENJAMIN ROAD, SUITE C, TAMPA, FL                      33634
----------------------------------------------              -----
(Address of Principal Executive Office)                  (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (813) 888-7330

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

                                Yes [ X ] No [ ]


The number of shares issued and outstanding of the Registrant's Common Stock, $.0005 par value, as of November 14, 2004 was 13,091,685.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                                                                               PAGE
                                                                                               -----
Balance Sheets as of September 30, 2004 and December 31, 2003                                    3

Statements of Operations for the three and nine months ended  September 30, 2004
         and 2003 and from  inception  (October 2, 1989)  through  September 30, 2004            4

Statements of Changes in Stockholders' Equity for the period from inception
         (October 2, 1989) through September 30, 2004                                            5

Statements of Cash Flows for the three and nine months ended  September 30, 2004
         and 2003 and from  inception  (October 2, 1989)  through  September 20, 2004            6

Notes to the Financial Statements                                                               7-12

                         PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                                      September 30,      December 31,
                                                                                           2004              2003
                                   ASSETS                                               Unaudited          Audited
                                                                                       -----------        -----------
Current assets:
     Cash                                                                              $   275,453        $        --
     Accounts receivable                                                                    10,250                 --
     Prepaid expenses and other current assets                                             188,283             31,986
                                                                                       -----------        -----------
          Total current assets                                                             473,986             31,986

Fixed assets:
     Computer equipment, net of accumulated depreciation of $3,697 and
       $1,287 at September 30, 2004 and December 31, 2003 respectively                       6,568              3,332

Other assets:
     Security deposits                                                                       7,596              7,596
                                                                                       -----------        -----------

          Total assets                                                                 $   488,150        $    42,914
                                                                                       ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Bank overdraft                                                                    $        --        $     8,203
     Accounts payable                                                                       16,459            100,854
     Accrued expenses and other current liabilities                                        253,963            358,442
     Deferred revenue                                                                        8,558                 --
     Notes payable to stockholders                                                       2,127,500            197,000
     Note payable                                                                               --              9,000
                                                                                       -----------        -----------
          Total current liabilities                                                      2,406,480            673,499
                                                                                       -----------        -----------

Long-term liabilities
     Notes payable                                                                       1,375,000          1,375,000
     Note payable to stockholder                                                            50,000             50,000
     Deferred revenue                                                                       14,499                 --
                                                                                       -----------        -----------
          Total long-term liabilities                                                    1,439,499          1,425,000
                                                                                       -----------        -----------

          Total liabilities                                                              3,845,979          2,098,499
                                                                                       -----------        -----------

     Stockholders' deficit:

        Preferred stock - no par value; 10,000,000 shares authorized; Series A -
          1,500,000 shares authorized; 0 and 101,250 shares issued and
            outstanding at September 30, 2004 and December 31, 2003 respectively                --            202,500
          Series B - 1,000,000 shares authorized; 0 and 1,000 shares issued and
            outstanding at September 30, 2004 and December 31, 2003 respectively                --              2,000
        Common stock - par value $.0005; 50,000,000 shares authorized;
         13,091,685 and 11,836,000 shares issued and outstanding
         at September 30, 2004 and December 31, 2003 respectively                            6,546              5,918
        Additional paid-in capital                                                         671,668            117,782
        Deferred compensation                                                               (5,655)                --
        Accumulated deficit during development stage                                    (4,030,388)        (2,383,785)
                                                                                       -----------        -----------
           Total stockholders' deficit                                                  (3,357,829)        (2,055,585)
                                                                                       -----------        -----------

           Total liabilities and stockholders' deficit                                 $   488,150        $    42,914
                                                                                       ===========        ===========

                       See Notes to Financial Statements.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER, 2004 AND 2003
             FROM INCEPTION (October 2, 1989) to SEPTEMBER 30, 2004

                                                 September 30, 2004                  September 30, 2003
                                          ------------------------------      ------------------------------          From
                                          For the Three     For the Nine      For the Three     For the Nine      Inception to
                                           Months Then       Months Then       Months Then       Months Then      September 30,
                                             Ended             Ended             Ended             Ended              2004
                                          ------------      ------------      ------------      ------------      ------------
Revenues, net                             $     20,417      $     31,310      $      6,084      $      6,084      $     43,441

Cost of revenues                                 1,187             2,542                --                --             4,180
                                          ------------      ------------      ------------      ------------      ------------

Gross profit                                    19,230            28,768             6,084             6,084            39,261
                                          ------------      ------------      ------------      ------------      ------------

Operating expenses:
    DVD production costs                        58,521           161,325            33,001            71,497           330,092
    General and administration                 232,629           847,508           166,284           517,254         2,158,546
    Sales and marketing                        123,443           361,539            85,535           267,093         1,030,793
    Depreciation and amortization                  855             2,409               290               730           148,253
                                          ------------      ------------      ------------      ------------      ------------
         Total operating expense               415,448         1,372,781           285,110           856,574         3,667,684
                                          ------------      ------------      ------------      ------------      ------------

Operating loss                                (396,218)       (1,344,013)         (279,026)         (850,490)       (3,628,423)
                                          ------------      ------------      ------------      ------------      ------------

Other income and (expense)
    Interest expense                          (134,681)         (303,028)          (33,196)          (66,675)         (407,668)
    Interest income                                 --               438                --                --               438
    Other income                                    --                --               121             1,601             1,440
    Gain on sale of subsidiary                      --                --                --                --             2,421
                                          ------------      ------------      ------------      ------------      ------------
         Total other income (expense)         (134,681)         (302,590)          (33,075)          (65,074)         (403,369)
                                          ------------      ------------      ------------      ------------      ------------

Loss before extraordinary items               (530,899)       (1,646,603)         (312,101)         (915,564)       (4,031,792)
    Gain on extinguishment of debt                  --                --                --                --             1,404
                                          ------------      ------------      ------------      ------------      ------------

Loss before taxes                             (530,899)       (1,646,603)         (312,101)         (915,564)       (4,030,388)
    Provision for income taxes                      --                --                --                --                --
                                          ------------      ------------      ------------      ------------      ------------

Net loss                                  $   (530,899)     $ (1,646,603)     $   (312,101)     $   (915,564)     $ (4,030,388)
                                          ============      ============      ============      ============      ============

Net loss per share, basic and diluted     ($      0.04)     ($      0.13)     ($      0.03)     ($      0.08)     ($      0.81)
                                          ============      ============      ============      ============      ============

Weighted average shares, basic
  and diluted                               13,091,685        12,531,858        11,836,000        11,808,894         4,968,270
                                          ============      ============      ============      ============      ============

                       See Notes to Financial Statements.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR PERIOD FROM INCEPTION (October 2, 1989) THROUGH SEPTEMBER 30, 2004

                                                      Preferred Stock                           Common Stock            Additional
                                               -----------------------------       ----------------------------          Paid-in
                                                 Shares            Amount            Shares            Amount            Capital
                                               -----------       -----------       -----------       -----------       -----------
Issuance of $0.01 par value common
  shares to an individual for a note                    --       $        --             1,000       $       100       $     1,900
Payment of subscription receivable                      --                --                --                --                --
Stock split 2,000:1 and change par                      --                --                --                --                --
 value from $0.01 to $0.0005                            --                --         1,999,000               900              (900)
                                               -----------       -----------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 1996                              --                --         2,000,000             1,000             1,000

Repurchase of shares                                    --                --                --                --                --
Issuance of common stock                                --                --         2,476,000             1,238             3,762
                                               -----------       -----------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 1997                              --                --         4,476,000             2,238             4,762

Net loss                                                --                --                --                --                --
                                               -----------       -----------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 1998                              --                --         4,476,000             2,238             4,762
                                               -----------       -----------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 1999                              --                --         4,476,000             2,238             4,762

Shares issued in connection
 with merger with Y2K Recording, Inc.                   --                --         1,025,000               513                --
Net income                                              --                --                --                --                --
                                               -----------       -----------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 2000                              --                --         5,501,000             2,751             4,762

Shares issued in connection
 with merger with Savage Mojo, Inc.                     --                --         8,000,000             4,000                --
Shares issued for services                              --                --            10,000                 5               995
Contributed capital                                     --                --                --                --             5,672
Net loss                                                --                --                --                --                --
                                               -----------       -----------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 2001                              --                --        13,511,000             6,756            11,429

Series A shares sold in private placement           47,750            95,500                --                --                --
Retire treasury stock                                   --                --        (1,725,000)             (863)           (4,137)
Shares issued as premium for notes                      --                --         2,939,553             1,470                --
Shares issued for Cohen employment
 agreement                                              --                --           748,447               374            74,471
Cancellation of outstanding stock
 returned by M. Klimes                                  --                --        (4,000,000)           (2,000)               --
Shares issued for services                              --                --           312,000               156            31,044
Payment of subscription receivable                      --                --                --                --                --
Write off of subscription receivable
Net loss                                                --                --                --                --                --
                                               -----------       -----------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 2002                          47,750            95,500        11,786,000             5,893           112,807

Shares issued for services                              --                --            50,000                25             4,975
Series A shares sold in private placement           53,500           107,000                --                --                --
Series B shares sold in private placement            1,000             2,000                --                --                --
Net loss                                                --                --                --                --                --
                                               -----------       -----------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 2003                         102,250           204,500        11,836,000             5,918           117,782

Conversion of Series A to common                  (101,250)         (202,500)          525,959               263           202,237
Cancellation and refund of Series B                 (1,000)           (2,000)
Shares issued for services                              --                --            55,000                28            22,590
Shares issued for debt                                  --                --           674,726               337           329,059
Net loss                                                --                --                --                --                --
                                               -----------       -----------       -----------       -----------       -----------

BALANCE, SEPTEMBER 30, 2004                             --       $        --        13,091,685       $     6,546       $   671,668
                                               ===========       ===========       ===========       ===========       ===========

                                                                          Accumulated
                                                                         Deficit during        Treasury Stock
                                           Subscription     Deferred      Development    --------------------------
                                            Receivable    Compensation       Stage         Shares          Amount         Total
                                            -----------    -----------    -----------    -----------    -----------    -----------
Issuance of $0.01 par value common
  shares to an individual for a note        $    (2,000)   $        --    $        --    $        --    $        --    $        --
Payment of subscription receivable                1,885             --             --             --             --          1,885
Stock split 2,000:1 and change par                   --             --             --             --             --             --
 value from $0.01 to $0.0005                         --             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 1996                         (115)            --             --             --             --          1,885

Repurchase of shares                                 --             --             --     (1,725,000)        (5,000)        (5,000)
Issuance of common stock                         (5,000)            --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 1997                       (5,115)            --             --     (1,725,000)        (5,000)        (3,115)

Net loss                                             --             --         (2,867)            --             --         (2,867)
                                            -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 1998                       (5,115)            --         (2,867)    (1,725,000)        (5,000)        (5,982)
                                            -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 1999                       (5,115)            --         (2,867)    (1,725,000)        (5,000)        (5,982)

Shares issued in connection
 with merger with Y2K Recording, Inc.                --             --             --             --             --            513
Net income                                           --             --            434             --             --            434
                                            -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2000                       (5,115)            --         (2,433)    (1,725,000)        (5,000)        (5,035)

Shares issued in connection
 with merger with Savage Mojo, Inc.                  --             --             --             --             --          4,000
Shares issued for services                           --             --             --             --             --          1,000
Contributed capital                                  --             --             --             --             --          5,672
Net loss                                             --             --        (57,151)            --             --        (57,151)
                                            -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2001                       (5,115)            --        (59,584)    (1,725,000)        (5,000)       (51,514)

Series A shares sold in private placement            --             --             --             --             --         95,500
Retire treasury stock                                --             --             --      1,725,000          5,000             --
Shares issued as premium for notes                   --             --             --             --             --          1,470
Shares issued for Cohen employment
 agreement                                           --             --             --             --             --         74,845
Cancellation of outstanding stock
 returned by M. Klimes                               --             --             --             --             --         (2,000)
Shares issued for services                           --             --             --             --             --         31,200
Payment of subscription receivable                5,000             --             --             --             --          5,000
Write off of subscription receivable                115             --                                                         115
Net loss                                             --             --       (498,888)            --             --       (498,888)
                                            -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2002                           --             --       (558,472)            --             --       (344,272)

Shares issued for services                           --             --             --             --             --          5,000
Series A shares sold in private placement            --             --             --             --             --        107,000
Series B shares sold in private placement            --             --             --             --             --          2,000
Net loss                                             --             --     (1,825,313)            --             --     (1,825,313)
                                            -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2003                           --             --     (2,383,785)            --             --     (2,055,585)

Conversion of Series A to common                     --             --             --             --             --             --
Cancellation and refund of Series B                                                                                         (2,000)
Shares issued for services                           --         (5,655)            --             --             --         16,963
Shares issued for debt                               --             --             --             --             --        329,396
Net loss                                             --             --     (1,646,603)            --             --     (1,646,603)
                                            -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, SEPTEMBER 30, 2004                 $        --    $    (5,655)   $(4,030,388)            --    $        --    $(3,357,829)
                                            ===========    ===========    ===========    ===========    ===========    ===========

                       See Notes to Financial Statements.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
             FROM INCEPTION (October 2, 1989) to SEPTEMBER 30, 2004

                                                                                                                  From
                                                                               Nine Months Ended               Inception to
                                                                    --------------------------------------     September 30,
                                                                    September 30, 2004  September 30, 2003        2004
                                                                    ------------------  ------------------    ------------
CASH FLOWS FROM OPERATING ACTIVITES
  Net loss                                                              $(1,646,603)       $  (915,564)       $(4,030,388)
     Adjustments to reconcile net loss to net cash flows from
        operating activities:
          Depreciation and amortization expense                               2,409              1,509             11,327
          Gain on sale of subsidiary                                             --                 --             (2,421)
          Gain on extinguishment of debt                                         --                 --             (1,404)
          Compensation expense - stock for services                          (5,655)                --            100,390
          Bad debt expense - write off subscription receivable                   --                 --                115
          Changes in assets and liabilities:
             Accounts receivable                                            (10,250)            (6,000)           (10,250)
             DVD production costs                                            29,220            (43,913)                --
             Other current receivables                                         (401)                (8)            (3,167)
             Prepaid advertising                                                 --           (444,667)                --
             Prepaid expenses                                              (185,115)           (11,230)          (185,115)
             Security deposits                                                   --             (7,596)            (7,596)
             Bank overdraft                                                      --                 --              8,203
             Accounts payable                                               (75,168)           (16,608)            25,686
             Accrued expenses and other current liabilities                (113,707)           (17,953)          (113,707)
             Deferred revenue                                                23,057                 --            389,929
                                                                        -----------        -----------        -----------

Net cash flows (used) in operating activities                            (1,982,213)        (1,462,030)        (3,818,398)
                                                                        -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                                                      (5,645)            (4,192)           (10,765)
                                                                        -----------        -----------        -----------

Net cash flows (used) in investing activities                                (5,645)            (4,192)           (10,765)
                                                                        -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for services                                           22,619                 --             36,804
  Common stock issued for debt                                              329,396                 --            329,396
  Common stock subscriptions (issued) paid                                       --              5,000               (115)
  Common stock issued                                                            --                 --                 --
  Preferred stock issued                                                         --            107,000            204,500
  Repurchase of preferred stock                                              (2,000)                --             (2,000)
  Proceeds from notes payable                                             2,000,000          1,375,000          3,375,000
  Repayment of notes payable                                                (28,500)                --            (28,500)
  Proceeds from (repayment of) loans from stockholders                      (50,000)           (19,000)           197,735
  Decrease in bank overdraft                                                 (8,204)                --             (8,204)
                                                                        -----------        -----------        -----------

Net cash flows provided by financing activities                           2,263,311          1,468,000          4,104,616
                                                                        -----------        -----------        -----------

Decrease in cash                                                            275,453              1,778            275,453
Cash, beginning of period                                                        --              1,105                 --
                                                                        -----------        -----------        -----------
Cash, end of period                                                     $   275,453        $     2,883        $   275,453
                                                                        ===========        ===========        ===========

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                  $     2,739        $     2,713        $     5,452
                                                                        ===========        ===========        ===========

                       See Notes to Financial Statements.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

PetCARE Television Network, Inc. ("PetCARE TV" or the "Company") was organized as a Florida corporation on October 2, 1989. PetCARE TV is a development stage company, and as such has devoted its efforts since its inception in developing and implementing its business plan, which includes but is not limited to establishing a subscriber network of approximately 3,000 veterinary clinics and hospitals, writing and producing its monthly DVD magazines, making contacts with potential advertisers, obtaining debt and equity financing, establishing its accounting systems, and other administrative functions. The Company's primary goal is to provide educational programming focused on optimal healthcare for animal companions and targeted to pet owners worldwide. The Company's programming is obtained through a one or three year subscription, with a TV/DVD system included in the three-year plan. The Company's updated DVD magazines are shipped monthly to all veterinarian subscribers. Commercial advertisers fund the programming included on the DVD magazines.

BASIS OF ACCOUNTING

PetCARE TV maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for a better matching of revenues and expenses.

INTERIM INFORMATION

The accompanying unaudited financial statements of PetCARE TV have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

CASH AND CASH EQUIVALENTS

For purposes of the Statements of Cash Flows, PetCARE TV considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

FISCAL YEAR

PetCARE TV elected December 31 as its fiscal year.

REVENUE RECOGNITION

The Company generates revenue from two primary sources, namely advertisers on its DVD magazines (the "Advertisers") and subscribers to its network (the "Subscribers"). With regard to Advertisers, the Company recognizes revenue over the periods in which the advertisers' commercials appear on its DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement entered into by the Subscribers.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

Since its inception, PetCARE TV has an accumulated loss of $4,030,388 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is as follows:

           Future tax benefit                  $ 1,206,116
           Valuation allowance                  (1,206,116)
                                               -----------

           Future tax benefit                  $        --
                                               ===========

As of September 30, 2004, no deferred taxes were recorded in the accompanying financial statements.

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

FIXED ASSETS

PetCARE TV's fixed assets consist of computer equipment being depreciated over 3 years.

NOTE B - COMMON AND PREFERRED STOCK

START OF TRADING ON THE OTC BULLETIN BOARD

On February 2, 2004, PetCARE TV's common stock began trading on the OTC-Bulletin Board under the symbol PTNW. There is a limited public trading market for its common stock and a regular, more active trading market may not develop, or if developed, may not be sustained.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE B - COMMON AND PREFERRED STOCK (CONTINUED)

ISSUANCE OF COMMON STOCK

On February 25, 2004, the Company converted 101,250 shares of Series A Preferred Stock into an aggregate of 525,959 shares of the Company's Common Stock, based on the conversion formula contained in the Certificate of Designation. As a result of the foregoing, the Company amended the Certificate of Designation relating to the Series A Preferred Stock to reduce the number of authorized Series A shares to 101,250 and immediately cancelled those shares, and the balance of 1,398,750 shares of Series A Preferred Stock were returned to the status of authorized but unissued and undesignated shares of Preferred Stock.

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

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

NOTE D - COMMITMENTS AND CONTINGENCIES

PetCARE TV has in place a consulting agreement, dated June 1, 2002, with one of its directors, which states that PetCARE TV will pay that director $667 per month until PetCARE TV has received $2.5 million in equity funding. As of September 30, 2004, PetCARE TV had received $204,500 in equity funding. Management believes it will receive the remainder of the $2.5 million in funding within the next twelve months.

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

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

Our primary goal is to provide educational programming focused on optimal healthcare for animal companions and is targeted to pet owners worldwide. Our programming is obtained through an annual or three-year subscription, with a TV/DVD system included in the three-year plan. Our updated DVD magazines are shipped monthly to all veterinarian subscribers. Commercial advertisers fund the programming included on the DVD magazines.

From inception (October 2, 1989) through mid-2002, our predecessor companies embarked on several business opportunities with little success. From inception through September 30, 2004, we generated approximately $43,441 in revenue, of which $37,441 is a result of the operations of PetCARE TV.

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

We believe the following critical accounting policy, among others; involve the more significant judgments and estimates used in preparation of our financial statements:

REVENUE RECOGNITION

We generate revenue from two primary sources, namely advertisers on our DVD magazines (the "Advertisers") and subscribers to our network (the "Subscribers"). With regard to Advertisers, we recognize revenue in the periods in which the advertisers' commercials appear on our DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement entered into between the Company and the Subscribers.

PLAN OF OPERATIONS

RESULTS OF OPERATIONS - INCEPTION (OCTOBER 2, 1989) TO SEPTEMBER 30, 2004

From inception to September 30, 2004, we had losses totaling $4,030,388. For this period, our costs relating to general and administration totaled $2,158,546 or 59% of total operating expenses, DVD production costs totaled $330,092 or 9% of total operating expenses, and sales and marketing costs totaled $1,030,793 or 28% of total operating expenses. The remainder of operating expense is represented by depreciation and amortization that totaled $148,253 or 4%.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDING SEPTEMBER 30, 2004 AND 2003

For the three months ending September 30, 2004, we had losses totaling $530,899 compared to losses of $312,101 for the same period in 2003. The increase of $218,798 is due primarily to an increase in marketing, fund-raising, and operating activity during 2004. For such three month period, our general and administration costs totaled $232,629 compared to $166,284 in 2003. This increase of $66,345 is primarily attributed to fees and costs related to our fund raising efforts during the period and increases in personnel. Our DVD production costs totaled $58,521 for the period compared to $71,497 for the same period in 2003. The higher costs incurred during the three months ending September 30, 2003 are directly related to start-up costs associated with the production of our first DVD magazine. Our sales and marketing costs totaled $123,443 compared to $85,535 for the same period. This increase of $37,908 is a result of increased staffing, added participation in veterinary trade shows and conferences, increased advertising, and costs associated with our circulation/subscriber audit which began during the current period. Depreciation and amortization costs totaled $855 for the three months ended September 30, 2004.

RESULTS OF OPERATIONS - COMPARISON OF NINE MONTHS ENDING SEPTEMBER 30, 2004 AND 2003

For the nine months ending September 30, 2004, we had losses totaling $1,646,603 compared to losses of $915,564 for the same period in 2003. The increase of $731,039 is due primarily to an increase in marketing, fund-raising, and operating activity during 2004. For the first nine months of 2004, our general and administration costs totaled $847,508 compared to $517,254 in 2003. This increase of $330,254 is primarily attributed to fees and costs related to our fund raising efforts during the period, increases in personnel, and our move to our current facility. Our DVD production costs totaled $161,325 compared to $71,497. This increase is a result of our change to monthly production and distribution of our DVD magazines. Our sales and marketing costs totaled $361,539 compared to $267,093 for the same period in 2003. This increase of $94,446 is a result of increases in staffing necessary to maintain and increase our subscriber network, increased print advertising, added participation in veterinary trade shows and conferences, and costs associated with our circulation/subscriber audit which began during the current period. Depreciation and amortization costs totaled $2,409 for the nine months ended September 30, 2004.

From inception through September 30, 2004, we incurred interest expense of $407,668. Included in this amount is (a) $5,472 of interest paid related to interest bearing debt repaid since inception; (b) accrued interest of $243,292 on notes totaling $1,375,000 issued to Pet Edge LLC, a $50,000 note issued to Mark Maltzer, a director and shareholder, and a $1,000,000 note dated July 27, 2004 issued to Victus Capital, LP; and (c) $158,904 (of the total interest due of $250,000, the balance of which to be charged to interest expense ratably through the due date) paid via the issuance of common stock of the Company on the $1,000,000 note dated February 13, 2004 with Victus Capital, LP. See discussion below regarding the Conversion Agreement in LIQUIDITY AND CAPITAL RESOURCES.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company. From our inception in October 1989 to September 30, 2004, we have used approximately $3,818,000 in operating activities and $11,000 in investing activities, representing acquisition of office equipment. To finance these uses of funds we raised approximately $4,105,000 ($3,537,000 through the net proceeds of promissory notes, $202,000 through the sale of preferred stock, and $366,000 through the conversion of debt to equity). As a result, at September 30, 2004 we had cash on hand of approximately $275,000 and a net working capital deficit of approximately $1,932,494.

On February 13, 2004, we entered into a Note Purchase Agreement and Subordinated Convertible Promissory Note ("Note") with Victus Capital, LP, a Delaware limited partnership ("Victus"). Under the terms of this twelve-month Note, Victus loaned us $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments were made, $250,000 of the principal amount of the Note was delivered to an escrow agent to hold for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the Note, Victus has the option to convert the principal and any outstanding interest into shares of a future private offering, or into shares of our Common Stock at a price of $.375 per share. Upon acceleration or conversion of the Note, any unpaid balance in the escrow account will be returned to Victus. On May 10, 2004, we entered into a Debt Conversion Agreement ("Conversion Agreement") with Victus whereby we agreed to issue Victus 357,143 shares of Common Stock and 714,286 Common Stock Purchase Warrants (exercisable at $1.00 per share at any time for five years from the date of issuance) in lieu of the cash payments of interest on the Note. Simultaneous with the execution of the Conversion Agreement, the $250,000 previously held in escrow was released and forwarded to us to be used as working capital.

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

As of November 9, 2004, we had cash on hand of approximately $109,000 which is sufficient to satisfy our operating requirements until January 2005 when we anticipate that we will begin generating advertising revenue sufficient to satisfy our operating needs. Our auditors have raised the issue that there is substantial doubt that we will be able to continue as a going concern as a result of net losses since inception and the lack of current revenues. In the event we are unable to generate advertising revenue or to raise capital by the end of January 2005, we will be forced to curtail our operations until we are able to secure such revenues or financing. If advertising revenues are not generated, our future is highly dependent upon its access to sources of financing which are necessary for the continued advertising and marketing of our products. In the event we are unable to produce advertising revenue or secure additional financing it will cause a material adverse affect on our business, financial position and results of operations.

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

OFF BALANCE SHEET ARRANGEMENTS

None

ITEM 3: CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report and otherwise in place as of September 30, 2004, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      None

ITEM 2: CHANGES IN SECURITIES

      (a) On July 27, 2004, PetCARE TV and Victus entered into a Note Purchase Agreement ("NPA"), Subordinated Convertible Promissory Note ("July-Note"), and Warrant to Purchase Shares of Common Stock (the "Warrant"). On July 28, 2004, pursuant to the terms of the NPA and the July-Note, Victus loaned to the Company $1,000,000, at an annual rate of interest of twenty percent (20%) compounded semi-annually. The July-Note has a term of twelve months; however with the consent of both parties, the term of the July-Note can be extended for an additional 12 months. For the first year, the Company shall have the right to pay interest on the July-Note with registered, freely transferable common stock of the Company, valued at a ten percent (10%) discount to the market. On the date of maturity of the July-Note, the July-Note is convertible, at the option of the holder, into shares of the Company's common stock at a price of $.40 per share. Pursuant to the terms of the Warrant, Victus may purchase up to 2,500,000 shares of common stock of the Company at an exercise price of $0.75 per share. The Warrant expires on July 26, 2009. The July-Note may not be converted and the Warrant may not be exercised to the extent that Victus' overall ownership of the common stock of the Company will exceed 4.99%, unless such limitation is waived by Victus upon no less than sixty-one days (61) advance written notice.

      (b) None

      (c) None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5: OTHER INFORMATION

      None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are filed as part of this report:

            10.1* Note Purchase Agreement by and between Victus Capital, LLC and PetCARE Television Network, Inc. dated July 27, 2004

            10.2* Subordinated Convertible Promissory Note to Victus Capital, LLC dated July 27, 2004

            10.3*       Warrant to Victus Capital, LLC dated July 27, 2004

            31.1** Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14a and Rule 15d-14(a)

            31.2** Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14a and Rule 15d-14(a)

            32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C. ss.1350

            32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C. ss.1350

-----

* Attached as an exhibit to the Form 8-K filed on August 11, 2004. The Form 8-K and Exhibits attached thereto are hereby incorporated by reference.

**    Filed electronically herewith.

      (b) The following reports on Form 8-K were filed during the quarter covered by this report:

            1. On August 11, 2004, a Current Report on Form 8-K was filed to report PetCARE Television Network, Inc. issuance of a Subordinated Convertible Promissory Note to Victus Capital, LLC in the original principal amount of $1,000,000 and 714,286 Common Stock Purchase Warrants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 12, 2004              PETCARE TELEVISION NETWORK, INC.


                                      By: /S/ PHILIP M. COHEN
                                          --------------------------------------
                                          Philip M. Cohen, President and
                                          Chief Executive Officer


                                      By: /S/ DONALD R. MASTROPIETRO
                                          --------------------------------------
                                          Donald R. Mastropietro, Vice President
                                          Finance and Chief Financial Officer