Form 10KSB
period 2004-12-31
PETCARE TELEVISION NETWORK INC
filed 2005-03-31
CIK 1235899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004
                         Commission File No. 333-105840

                        PETCARE TELEVISION NETWORK, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                       59-3645932
            -------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  8406 Benjamin Road, Suite C, Tampa, FL 33634
                  --------------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (813) 888-7330
                                                           --------------

                                       N/A
                                       ---
             (Former name and address if changed since last Report)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                                      ----

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                         Common Stock, par value $.0005
                         ------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the year ended December 31, 2004: $63,637.

      The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant as of March 28, 2005 was approximately $588,918 based upon the closing sales price of the Company's Common Stock of $0.07 on March 28, 2005 (see Footnote (1) below).

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

      The number of shares outstanding of the Registrant's class of Common Stock, par value $.0005 per share, as of March 28, 2005, was 13,091,685.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None
                                      ----

                 Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X ]

(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10KSB, the terms "we," "us," "our," "PetCARE," "our company" refer to PetCARE Television Network, Inc., a Florida corporation.

FORWARD LOOKING STATEMENTS

When used in this Annual Report on Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company's ability to obtain additional sources of capital to fund continuing operations in the immediate term; (ii) the Company's ability to retain existing or obtain additional licensees who act as distributors of its products; (iii) the Company's ability to obtain additional patent protection for its encapsulation technology; and (iv) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1

BUSINESS

Business Development

We were originally incorporated in Florida on October 2, 1989 as Transition Lifestyle Consultants, Inc. From October 1989 to May 2000, we did not implement our business plan, had no operations and were inactive, although, we unsuccessfully attempted to implement several business plans through merger or acquisition. In June 2002 we changed our name to PetCARE Television Network, Inc. and initiated our current business plan.

Our primary goal is to provide educational programming focused on optimal healthcare for animal companions and targeted to pet owners worldwide. While pet owners are seated in their veterinarian's reception area, our DVD magazine is played, with an encouraging theme throughout each segment to "just ask" their veterinarian about current techniques, products and services available. The programming is funded by commercial advertisers that are reviewed and approved by our Veterinary Advisory Board, a distinguished group of veterinary professionals committed to providing quality educational, entertaining and encouraging veterinary health programming. Our programming is obtained through an annual or three-year subscription, with a TV/DVD viewing system included in the three-year plan. Updated DVD magazines are mailed monthly to all subscribers.

Since the commencement of the implementation of our current business plan, we have devoted our activities to the following:

      o     Raising capital;

      o     Producing our programming;

      o     Securing advertisers for our programming;

      o     Securing equipment;

      o     Producing marketing materials for veterinarians and advertisers;

      o     Contracting for subscription audits;

      o     Securing veterinary office locations to show our programming;

      o     Shipping equipment and educational programming to veterinarians, and

      o     Establishing a presence at trade shows.

We have expended approximately $4,086,000 through December 31, 2004 in developing our business plan, which included placing systems in approximately 3,000 veterinary offices, and the completion of production, replication, and delivery of our monthly DVD magazines. For the period from the implementation of our business plan (June 2002) through December 31, 2004, we have generated $7,687 of current period revenue and $32,072 of deferred revenue from subscription sales to veterinarian offices and $61,950 from advertising.

Our Educational Programming

We currently produce a monthly DVD magazine that we distribute to veterinary offices. Each DVD magazine contains approximately 28 educational segments interspersed with up to 24 commercial advertising spots (consisting of 30-second commercials), approximately 24 billboards (consisting of 7-second static visual, a picture that doesn't move, identifying a product brand or company), and public service announcements.

The list of PetCARE TV-produced educational segments in our current March DVD are: Internal Parasites, Ocular Exams, Rabies, Dental Exams, Sudden Weight Loss, Brushing Cat's Teeth, Cancer, Senior Care, Heartworm-Cat, Ear Mites, Chewing, Arthritis, Pet I.D.'s & Chip Implants, Diet & Dental Health, FIV, Crating/House Training, Bladder Stones, Dental Exams, Flea Control, Physical Exams, Moist Dermatitis, Glaucoma, Pet First Aid, Aging Pets, Litter Training, Vaccinations, Grooming, Pet Insurance, Dental Exams, Scratching-Cat, Obesity, Traveling With Pet, and Sarcoptic Mange.

Certain seasonal segments such as Valentine Candy, Christmas, Ticks, and Winter Safety have also been produced and rotated into the programming during applicable months. Additionally, our programming routinely includes "Pet Minutes" produced and given to us by the Humane Society of the United States
(HSUS), as well as certain spots produced and given to us by the American Veterinary Medical Association (AVMA). These minute-long segments are replaced monthly.

In February 2005, we added twelve Petsville Trivia segments to our monthly programming. Petsville Trivia incorporates the talents of animated characters obtained under license from Media International Concepts, Inc. The 30-second animated segments are hosted by Cyrus the Dog and Katy the Cat who pose a trivia question after which a time clock appears that counts down the seconds until the correct answer is given. The questions are designed to test the knowledge of the viewer regarding animal health and welfare.

Since the release of our first DVD magazine in March 2003, we have used a combination of non-paying, test commercials along with paid advertisements. Our programming for the month of March 2005 includes 33 educational segments produced by us and 8 educational segments produced by the Humane Society of the United States. Our advertisers for March 2003 include Vitality Systems and DermaPet. Companies who have advertised include: Antech Diagnostics, DermaPet, Bio-Medical Services, Fleabusters, Bayer, Care Credit, GAIA SafePaw Ice Melter, K-9 Companions, Colorado Mountain College, and Nestle.

We anticipate the cost for monthly programming to be approximately $25,000. Currently, the cost of replication of the DVD magazines and distribution to the veterinarian's office is approximately $1.27 each.

Under a purchase order dated March 17, 2003 to RTI, Inc. we purchased 3,000 systems, (each system including a TV and a DVD player). The terms of the purchase order called for RTI, Inc. to drop ship the systems from the equipment supplier directly to the subscriber veterinarian's office. The cost per system, including delivery directly to the veterinarian office was $184.00. In March 2004, we began filling new subscriber orders from our facility at approximately the same cost.

Marketing to Subscribers

By using a combination of trade show presence, cross promotion with veterinary product distributors, direct mail of sample programming, press releases, and advertising, have and we will continue to notify the veterinary community that a one-year and a three-year subscription to the monthly DVD magazine is available. By signing our subscription agreement, each veterinarian subscriber commits to prominently display the system in its reception area and to play our programming during all client office hours. Our programming provides the flexibility of subtitles in English and Spanish to be used at the option of each subscribing office.

The target market for our programming services are veterinary practices. According to the American Veterinary Medical Association (avma.org), there are 17,000 small animal practices nationwide. In order to reach this market of 17,000 practices, we estimate that it will cost approximately $250,000 to add 1,000 new paying subscribers per year. This figure includes one additional employee, and expenses for tradeshows, advertising, and direct mailings, which amount is not solely exclusive to reaching this market.

We now have our systems in place in 2,514 veterinary offices in all fifty states and the District of Columbia, as well as Canada, Puerto Rico, and Australia. Our subscribing practices range from one veterinarian to 27 per hospital.

We provided 2,856 three-year subscriptions at no cost to veterinarians in order to develop a subscriber base to create sufficient interest to attract advertisers as well as future paying subscribers. As a result of our efforts to place these systems, we have subsequently learned that many veterinary practices already have TV systems in place, but want to purchase our programming. We have therefore, changed our subscriber pricing structure to offer the veterinarian two options:

      o a subscription of our DVD magazine for $199 per year (an increase of $100 over 2004 pricing); or

      o a three-year subscription for $597, which includes the loaner TV/DVD viewing system, technical support, and service and replacement of equipment, if needed (an increase of $300 over 2004 pricing).

Subscription sales began in January 2004. Currently we have 2,675 subscriptions in place, of which 2,514 are complimentary and 169 are paid.

Selling to Commercial Advertisers

We have 24 commercial spots available for sale to national advertisers and offer to capture the attention of their specifically targeted audience in the veterinary waiting room at a cost effective rate. We provide advertisers the ability to place their commercial advertising spots on a monthly basis and run each 30-second commercial once every hour.

We completed a six-month Circulation/Subscriber Audit performed by BPA Worldwide ("BPA"), the preferred global provider of audited data for the marketing and media/information industries. BPA's audit confirmed 2,516 (94.5%) of the more than 2,662 monthly subscriptions served from April 2004 through September 2004 by PetCARE TV's client education programming. Generally accepted client-based figures in the veterinary industry extend these audit results to having our programming reaching over 3,000,000 viewers each month.

Based on the results of the BPA audit, our current 2005 rates are $10,000 per 30-second commercial spot and $3,500 per 7-second billboard in 2005. BPA will perform another six-month audit during 2005 which will likely lead to an increase in our rate card for the next year based on our growing subscriber base.

Competition

Our business involves the use of continuously presented educational programming interspersed with commercial advertising placed in the waiting rooms of veterinary offices, also called placed-based media. We compete for advertising with traditional television, radio, and print media, such as the Animal Planet channel on cable television animal oriented magazines. Many of our competitors have advantages over the services that we now offer, including significantly greater brand recognition, a larger sales force, customer bases, longer operating histories, and financial and other resources.

Although the use of this place-based media is a relatively new forum for advertisers, it is already in use in human medical waiting rooms by AccentHealth (www.accenthealth.com). We plan to compete by providing advertisers with a captive, targeted audience of individuals bringing their animals to veterinarians for treatment. Commercials on our network are aired in veterinary waiting room on a TV/DVD viewing system where the channel cannot be changed by the viewer, the volume cannot be changed by the viewer, and it is typically in a room with no sight barriers, and in which the viewer has little else to occupy themselves. We believe that in airing a commercial to this highly targeted captive audience, the advertiser is offered an opportunity that cannot currently be matched by our competitors.

Government Approvals

There are no government approvals needs for our services.

Employees

We currently have the following full-time employees:

Operations        3
Management        3
Sales             2

We currently employ three part-time employees. We have no collective bargaining agreements. We consider our relationship with our employees to be excellent.

ITEM 2

PROPERTIES

On August 19, 2003, we entered into a five-year lease agreement with Liberty Property Limited Partnership for approximately 3,800 square feet of office/warehouse space located at 8406 Benjamin Road, Suite C, Tampa, Florida 33634. The monthly lease amount is approximately $3,400.00. These offices are in good condition, and we currently have no plans to renovate or make leasehold improvements to such leased real property. In the opinion of management, such leased real property is adequately insured.

ITEM 3

LEGAL PROCEEDINGS

There are no pending or threatened lawsuits against us.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's security holders for a vote during the course of the fourth quarter of this fiscal year.

A Written Action of a Majority of the Shareholders in Lieu of Annual Meeting was signed on March 18, 2005 in which 6,964,028 shares of the total shares of Common Stock outstanding of 13,091,685 (53.19%) approved the election of the following directors: Philip M. Cohen, Chairman of the Board, Jeffrey I. Werber, Bernard Kouma, John Sfondrini, J. Holt Smith, Michael Marcovsky, and Stanley Raphael. The shareholders also confirmed Baumann, Raymondo & Co., P.A. as the Company's accountants and auditing firm, and approved the filing of an Amendment to the Articles of Incorporation to increase the authorized shares of Common Stock from 50,000,000 to 100,000,000 with a par value of $.0005 per share, and to increase the authorized shares of Preferred Stock from 10,000,000 to 25,000,000, with a par value of zero.

                                     PART II

ITEM 5

MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock began trading on the OTC-Bulletin Board on February 2, 2004 under the symbol PTNW. There is a limited public trading market for our Common Stock and a regular, more active trading market may not develop, or if developed, may not be sustained. Therefore, in all likelihood, a shareholder will not be able to resell their securities should he or she desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

The high and low bid price per share of our Common Stock for each calendar quarter since February 2, 2004 was as follows:

-----------------------------------------------------------------------------
         Quarter                                    High                 Low
-----------------------------------------------------------------------------
October 1, 2004 to December 31, 2004               $0.24                $0.11
-----------------------------------------------------------------------------
July 1, 2004 to September 30, 2004                 $0.85                $0.12
-----------------------------------------------------------------------------
April 1, 2004 to June 30, 2004                     $1.30                $0.42
-----------------------------------------------------------------------------
February 2, 2004 to March 31, 2004                 $3.50                $0.10
-----------------------------------------------------------------------------

For the interim period from Jan 1 to March 28, 2005, the high bid price was $0.22 and the low bid price was $0.07. On March 28, 2005, the last reported sales price of our Common Stock was $0.07 per share. The quotations referenced in this paragraph reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations referenced in this paragraph were obtained from Yahoo Finance.

Holders

There are approximately 128 holders of record of our Common Stock, zero holders of record of our Series A Convertible Preferred Stock, and zero holders of record of our Series B Convertible Preferred Stock.

Dividends

We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to the future payments of dividends will depend on our earnings and financial position and such other facts as the Board of Directors deems relevant.

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

Securities authorized for issuance under 2002 Equity Incentive Plan

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

As an inducement for Mr. Calaway, a former director, to lend us $25,000 under a short-term promissory note, which has since be repaid, Mr. Cohen, agreed on February 6, 2003 to assign to Mr. Calaway all of the shares that Mr. Cohen may be granted under our 2002 Equity Incentive Plan (the "Plan"), until such time as the total number of shares Mr. Calaway receives under the Plan (combined with the shares assigned to him by Mr. Cohen) either (a) total 50% of the shares available to be issued under the Plan or (b) until such time as the Plan expires.

Information Concerning the Plan and Other Company Equity Compensation Plans

The following table sets forth information concerning the number of shares of our Common Stock which may be issued under all of our equity compensation plans existing on December 31, 2004.

----------------------------------------------------------------------------------------------------------------------
                                         Equity Compensation Plan Information
----------------------------------------------------------------------------------------------------------------------
                                              (a)                        (b)                            (c)
----------------------------------------------------------------------------------------------------------------------
                                                                                              Number of securities
                                                                                            remaining available for
                                 Number of securities to be                                  future issuance under
                                  issued upon exercise of     Weighted-average exercise    equity compensation plans
                                    outstanding options,         price of outstanding        (excluding securities
         Plan Category              warrants and rights      options, warrants and rights   reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by shareholders                  159,000                       $0.246                     1,841,000
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved y shareholders                     -0-                          -0-                          -0-
----------------------------------------------------------------------------------------------------------------------
TOTAL                                     159,000                       $0.246                     1,841,000
----------------------------------------------------------------------------------------------------------------------

Recent Sales of Unregistered Securities

No other unregistered securities were sold other than sales previously disclosed in our Quarterly Reports filed pursuant to 10-QSB.

ITEM 6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONSDITION AND RESULTS OF OPERATION

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

Our primary goal is to provide educational programming focused on optimal healthcare for animal companions and targeted to pet owners worldwide. While pet owners are seated in their veterinarian's reception area, our DVD magazine is played, with an encouraging theme throughout each segment to "just ask" their veterinarian about current techniques, products and services available. The programming is funded by commercial advertisers that are reviewed and approved by our Veterinary Advisory Board, a distinguished group of veterinary professionals committed to providing quality educational, entertaining and encouraging veterinary health programming. Our programming is obtained through an annual or three-year subscription, with a TV/DVD viewing system included in the three-year plan.

Our website (www.petcaretv.com) was developed in cooperation with Ideas Unlimited, a company that develops and maintains websites. We use our website primarily as an information tool for prospective subscribers and advertisers who can log on to find out about our business. Prospective subscribers are allowed to view our current programming, review our subscription process, and subscribe to our services using a credit card. Once they have subscribed and received their equipment, they may visit our website for frequently asked questions and directions/installation instructions.

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

Results of Operations - Inception (October 2, 1989) to December 31, 2004

From inception to December 31, 2004, we had losses totaling approximately $4,572,000. For this period, general and administration expenses totaled approximately $2,390,000 or 58% of total operating expenses, while DVD production costs totaled approximately $378,000 or 9%, and sales and marketing costs totaled approximately $1,171,000 or 29%. The balance of operating expense is comprised of depreciation and amortization expense that totaled approximately $149,000 or 4%.

Also during the period, we incurred interest expense of approximately $557,000. This amount includes accrued interest totaling approximately $330,000 related to the EDGE Notes, the Maltzer Note and the Victus July Note; approximately $222,000 of the $250,000 payment of interest related to the Victus February Note (in May 2004, we issued 357,143 shares of our Common Stock at $.70 per share and 714,286 Common Stock purchase warrants in lieu of $250,000 in interest due, the remaining balance of $28,000 is reflected as prepaid interest expense on the accompanying financial statements); and approximately $5,000 in interest paid.

Results of Operations - Years Ending December 31, 2004 and 2003

For the year ending December 31, 2004, we had losses totaling approximately $2,188,000 compared to losses of $1,825,000 for the same period in 2003, an increase of 20%. The increase of $363,000 is due primarily to an increase in operating activity during 2004. In 2004, our general and administration costs totaled approximately $1,079,000 compared to approximately $865,000 in 2003. This increase of $214,000 or 25% is attributed to fees and costs related to our fund raising efforts during the period, increases in personnel, and the added costs related to our current facility (we moved in October 2003). Our DVD production costs totaled approximately $209,000 compared to approximately $115,000. This increase of $94,000 or 82% is a result of our change to monthly production and distribution of our DVD magazines. Our sales and marketing costs totaled approximately $501,000 compared to $609,000 for the same period in 2003. This decrease of $108,000 or 18% is a result of increases in staffing necessary to maintain and increase our subscriber network, increased print advertising, added participation in veterinary trade shows and conferences, and costs associated with our circulation/subscriber audit offset by the costs associated with promotional material used in developing our subscriber network in 2003. In 2004, our interest expense totaled approximately $452,000 compared to approximately $104,000 in 2003. This increase of $348,000 resulted from increased borrowing during 2004. Depreciation expense totaled $3,637 for the year ended December 31, 2004.

Liquidity and Management's Plan of Operations

As of March 28, 2005, we had cash on hand of approximately $66,000, which is sufficient to satisfy our operating requirements through April 2005. To satisfy our operating requirements through December 2005, we estimate that we will need an additional $1,200,000. If we do not generate revenues or secure debt or equity financing before the end of April 2005, we will be unable to sustain our current level of operations and may have to cut back or shut down our operations at that time.

On May 16, 2002, we issued a non-interest bearing promissory note to Mr. Calaway, a former director, for a loan from him of $100,000 (the "Calaway Note"). The repayment of the Calaway Note is contingent upon the receipt of funds received through private placement transactions, with periodic payments to be made to Mr. Calaway as follows: $10,000 due after the first $300,000 is received; $10,000 due after the next $100,000 is received; $10,000 due after the next $100,000 is received, $35,000 due after the next $100,000 is received; and the remaining $35,000 due after the next $100,000 is received. As an inducement for Mr. Calaway's consent to enter into a lock-up agreement of his 2,300,000 shares relative to the Pet Edge, LLC loan (see below for details), we amended the repayment provisions of his note on February 6, 2003 to be 10% of all investment funds received, excluding loans from Pet Edge, LLC. As of March 28, 2005, the principal balance is $91,500.

In June 2002, we issued non-interest bearing promissory notes (the "Hugo/Turner Notes") as follows:

      o     Daniel V. Hugo, an officer and director, for a loan from him of
            $25,000

      o     Robert and Janna Hugo for a loan from them of $6,000

      o     Robert and Jamie Turner for a loan from them of $5,000

The repayment of the Hugo/Turner Notes are contingent upon the receipt of funds received through private placement transactions, with periodic payments to be made to the holders as follows: 10% due after the first $300,000 is received; 10% due after the next $100,000 is received; 10% due after the next $100,000 is received, 35% due after the next $100,000 is received; and the remaining 35% due after the next $100,000 is received. As of March 28, 2005, the aggregate principal balance on these notes is $36,000.

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

On November 10, 2003, we entered into an agreement with Edge to amend the terms of conversion of their notes issued on March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003. Under the terms of the proposed agreement the conversion price on the respective notes totaling $1,375,000 shall provide that if shares, in segments of not less than $250,000, are converted before one year from the date of the proposed agreement, the conversion price will be $0.214 per share, and if converted after one year from the date of the proposed agreement and before two years from the date of the proposed agreement, the conversion price will be $0.23 per share.

On June 10, 2003, we entered into a note purchase agreement with a former director, Mark Maltzer (the "Maltzer Note"). Under the terms of the Maltzer Note, Dr. Maltzer agreed to loan us $50,000 with simple interest at a rate of ten percent per annum. All principal and accrued interest is due June 9, 2006. The principal and interest on the Maltzer Note is convertible into shares of our Common Stock at $.246 per share.

On October 17, 2003, we issued unsecured promissory notes to Mr. Calaway and Dr. Maltzer for a loan from each in the amount of $25,000 (collectively, the "Calaway/Maltzer Notes"). The Calaway/Maltzer Notes bear interest at the rate of 10% simple interest per annum. All principal and interest was paid in February 2004.

On February 13, 2004 we entered into a Note Purchase Agreement and Subordinated Convertible Promissory Note ("Victus February Note") with Victus Capital, LP, a Delaware limited partnership, ("Victus"). Under the terms of this twelve-month Victus February Note, Victus loaned us $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments are made, $250,000 of the principal amount of the Victus February Note was delivered to an escrow agent to hold for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the Victus February Note, Victus has the option to convert the principal and any outstanding interest into shares of a subsequent private offering of preferred stock, or, into shares of our Common Stock at a price of $.375 per share. Upon acceleration or conversion of the Victus February Note, any unpaid balance in the escrow account will be returned to Victus. In May 2004, we issued 357,143 shares of our Common Stock at $.70 per share and 714,286 Common Stock purchase warrants in lieu of $250,000 in interest due under the Victus February Note. Accordingly, the $250,000 being held in escrow was released to us in exchange for the shares and warrants. Each warrant is exercisable into the Company's Common Stock at $1.00 per share. The warrants are exercisable at any time for five years from the date of issuance.

On July 28, 2004, the Company and Victus entered into a Note Purchase Agreement ("NPA"), Subordinated Convertible Promissory Note ("Victus July Note"), and Warrant to Purchase Shares of Common Stock (the "Warrant"). Pursuant to the terms of the NPA and the Victus July Note, Victus loaned to us $1,000,000, at an annual rate of interest of twenty percent (20%) compounded semi-annually. The Victus July Note has a term of twelve months; however with the consent of both parties, the term of the Victus July Note can be extended for an additional 12 months. For the first year, we will have the right to pay interest on the Victus July Note with our registered, freely transferable Common Stock valued at a ten percent (10%) discount to the market. On the date of maturity of the Victus July Note, the Victus July Note is convertible, at the option of Victus, into our shares of Common Stock at a price of $.40 per share. Pursuant to the terms of the Warrant, Victus may purchase up to 2,500,000 shares of our Common Stock of at an exercise price of $0.75 per share. The Warrant expires on July 26, 2009. The Victus July Note may not be converted and the Warrant may not be exercised to the extent that Victus' overall ownership of our Common Stock will exceed 4.99%, unless such limitation is waived by Victus upon no less than sixty-one days (61) advance written notice.

On March 11, 2005, the Company and Vicis Capital, LLC entered into a Definitive Term Sheet to obtain a private funding of $250,000 through the issuance of Convertible Debentures ("Debentures") to Vicis Capital Master Series Trust, a fund managed by Vicis Capital, LLC ("Vicis"). The Debentures will be convertible into Common Stock of the Company at a Conversion Price set at twenty-five percent (25%) discount to the five-day Volume Weighted Average Closing Price prior to the Closing Date or ten cents ($0.10), whichever is greater. The transaction also calls for the issuance of Common Stock Purchase Warrants.

If we do not generate revenues or secure debt or equity financing, we will be unable to pay one or more of the obligations referenced above.

Off-Balance Sheet Arrangements

None.

ITEM 7

FINANCIAL STATEMENTS

Financial statements are included under Item 13(a) and may be found at pages F-1 through F-16.

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

                                    PART III

ITEM 9

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each of the below listed directors were elected on March 18, 2005 by a Written Action of a Majority of Shareholders in Lieu of Annual Meeting, and were elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation, death, or removal. Our directors and executive officers are as follows:

Philip M. Cohen                    56       President, Chairman of the Board, Chief Executive Officer
Donald R. Mastropietro             56       V. P. Finance, Chief Financial Officer, Treas., Asst. Sec.
Teresa Bray                        48       V. P. Corporate Administration, Corporate Secretary
Jeffrey I. Werber, DVM             50       Director
Bernard J. Kouma                   69       Director
A. John Sfondrini, Jr.             56       Director
J. Holt Smith                      62       Director
Stanley S. Raphael                 69       Director
Michael Marcovsky                  60       Director

Philip M. Cohen - Chairman of the Board, President, Chief Executive Officer

As founder and President of PetCARE TV, Philip Cohen has served at its Chairman of the Board, President and Chief Executive Officer since March 2000. Previously, from January 1996 to March 2000, Mr. Cohen served as President of Nightwing Entertainment, Inc. Since 1986, Mr. Cohen has been producing educational programming for veterinary client education programs and parent education programs. In 1984, following his career as the Director of Special Markets with Twentieth Century Fox, Mr. Cohen pursued his concept of producing educational programming direct to video to exploit a previously ignored market. From 1984 to 1986, he proved the concept while working with Warner Brothers, Twentieth Century Fox, ScreenPlay, and Sierra, among others. In 1986, Mr. Cohen formed Philip Cohen & Associates, which produced over a dozen parent education programs, sponsored by major advertisers such as Pampers, Tylenol, MasterCard and Disney. In the pet and welfare arena, he has directed and produced 47 hours of television programming, over 80 veterinary client education programs, and 22 on-line streaming video segments, all sponsored by advertisers like Novartis Animal Health, Bayer and Alpo Petfoods. Mr. Cohen is the founder/co-founder of VMS Client Ed Videos, HealthCare Television Network, The Good Health Channel, and now, PetCARE TV. Mr. Cohen earned his BA and MBA from LaSalle University. Mr. Cohen has a five year employment agreement with PetCARE TV dated June 2002 which is automatically renewable on a quarterly basis.

Donald R. Mastropietro - Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary

Mr. Mastropietro has served as Controller of PetCARE since August 2002, and in November 2003 was named as Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary. From May 1999 to August 2002, Mr. Mastropietro held accounting positions with Intelliworxx, Inc., a publicly traded company specializing in the design, manufacture, and sale of hand-held computers, also serving as Corporate Secretary from March 2000. From 1996 until he joined Intelliworxx, Mr. Mastropietro worked as a financial consultant for several public and private companies. From 1993 to 1996, he served as Chief Financial Officer of EVRO Corporation, a publicly traded holding company. From 1972 to 1993, Mr. Mastropietro held several accounting positions at Teltronics, Inc, a publicly traded company specializing in the design, manufacture, and sale of telecommunication equipment, serving the last five years as Vice President of Finance, Chief Financial Officer, Secretary, and Treasurer.

Teresa Bray - Vice President Corporate Administration, Corporate Secretary

Ms. Bray has served as Vice President Corporate Administration for PetCARE since December 1, 2002 and in November 2003 was named as Corporate Secretary. From 1999 to December 2002, Ms. Bray served as Vice President of Administration of Apogee Business Consultants, LLC, a Nevada limited liability company specializing in business organization, reverse mergers, and public company compliance. Ms. Bray also served as Vice-President, Secretary, and Director of Peerless Consultants, Inc., a privately held Florida corporation specializing in financial consulting for private and public companies. For the past 20 years, Ms. Bray has worked as an employee, director, and/or consultant to many public and private companies, assisting them with corporate management structure, human resources, management of corporate books and records; the preparation and filing of documents required for compliance by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., the preparation and filing of documentation for blue sky compliance, individual state securities compliance, and private and public stock offerings; the preparation and dissemination of press releases, the development of equity incentive plans and business plans, investor relations issues, and corporate due diligence in connection with mergers and acquisitions.

Jeffrey I. Werber, DVM - Director

Jeffrey Werber, DVM is the Chairman of PetCARE TV's Veterinary Advisory Board and was elected as a Director of PetCARE TV in June 2002. Dr. Werber also serves as one of our on-camera hosts for our programming. Dr. Werber earned a Zoology degree from the University of California at Berkley, and earned his Veterinary Medical Degree from University of California at Davis in 1984. Since 1986, Mr. Werber has owned and operated a veterinary hospital in Los Angeles, California.

Bernard J. Kouma - Director

Mr. Kouma was elected as a Director of PetCARE Television Network in June 2002. In 1988, Mr. Kouma founded and served as President of AVLS, Inc. until May 2004, a company providing client education and practice management tools for the veterinary profession. From February 1961 to June 1976, Mr. Kouma served as Controller, and later as Vice President Finance, with Norden Laboratories, a veterinary biological and pharmaceuticals company. From 1976 to 1988, Mr. Kouma worked with Ancomm, the originators of client education videos for the veterinary profession. Currently, Mr. Kouma is President of Veterinary Marketing Systems (VMS). VMS markets high tech veterinary medical equipment such as ECG, blood pressure and surgical monitoring equipment. With PetCARE TV, Mr. Kouma assists with the selection of programming and in securing subscribers through his network with VMS Mr. Kouma earned his CPA Certificate at NBI Institute in Lincoln, Nebraska.

A. John Sfondrini, Jr. - Director

John Sfondrini has served as a director of PetCARE Television Network since March 17, 2003. Since 1987, Mr. Sfondrini has served as the general partner of Edge Group, a general partnership comprised of limited partnerships that own natural gas producing properties. He is also the managing member of Pet Edge, LLC, a Connecticut limited liability company formed solely to fund our business plan that has loaned and committed to loan us approximately $1.3 million under note purchase and security agreements. Mr. Sfondrini became a director pursuant to the terms of the notes, which provide that Pet Edge may designate a board member of their choosing. Mr. Sfondrini has served as director of Edge Petroleum Corp. since December 1996 and prior to that as a director of its predecessors from 1986. Mr. Sfondrini earned his B.S. in Finance from the University of Pennsylvania, and graduated from Wharton School of Commerce and Finance in 1970.

J. Holt Smith - Director

J. Holt Smith was elected as a director on June 10, 2003. Since June 2000, Mr. Smith has been a partner in the law firm Kelly Lytton & Vann, LLP in Los Angeles, California specializing in the areas of corporate law, mergers and acquisitions, and securities. From June 1967 to June 1979, Mr. Smith was a partner of McDonald, Sanders, Ginsburg, Phillips, Maddox & Newkirk in Fort Worth, Texas. In 1979 Mr. Smith served as Vice President of the United States Trust Company of New York. He was also head of the securities department of the Los Angeles law firm on Bushkin, Gaims, Gaines & Jonas from June 1980 to July 1988. From July 1998 to June 2000, he was founder/owner of Smith & Associates, a law firm located in Los Angeles, CA. Mr. Smith holds two degrees from Vanderbilt University (B.A. 1963, LL.B. 1966). He was admitted to the California Bar in 1980; the Tennessee Bar in 1966, and the Texas Bar in 1967. Mr. Smith has been admitted to practice in the United States District Court, Northern District of Texas.

Stanley S. Raphael - Director

Stanley S. Raphael was elected as a director of PetCARE TV on April 19, 2004. From January 1998 to the present, Mr. Raphael has served as Chief Executive Officer of Trade Consultants, Inc., a management consulting firm. He is also a member of Pet Edge, LLC, a Connecticut limited liability company, formed solely to fund our business plan that has loaned us approximately $1.3 million under note purchase and security agreements. Mr. Raphael became a director of PetCARE TV pursuant to the terms of the Edge Pet notes. He currently serves as a director (and is the retired Chairman) of American Polymers, Inc., a polystyrene manufacturer and plastic distributor. He also serves as a director of Edge Petroleum Corp. For the last thirty years, Mr. Raphael was actively involved in the worldwide trading of various products and responsible for the activities of over thirty offices throughout the world.

Michael Marcovsky - Director

Michael Marcovsky was elected as a director of PetCARE TV on April 19, 2004. From 1980 to the present, Mr. Marcovsky has served as President and owner of Marnel Associates, Ltd., a multi-tiered, Los Angeles-based communications firm where Mr. Marcovsky developed strategies for entry into new arenas of pay television, cable and pay-per-view for a list of clients that includes Citibank, CBS, ABC, Cox Cable, and Playboy Enterprises. From 1990 to 1994, Mr. Marcovsky served as Chairman and CEO of The Nostalgia Network, Inc. He is a pioneer in the cable and cellular communications industries and has intensive experience in the entertainment arena regarding Pay TV, Internet/E Commerce, and Pay-Per-View. Previously, he was Vice President of Program Operations with Warner Cable, Vice President of Pay-TV for Buena Vista Distribution (a division of Walt Disney Productions), President of Golden West Subscription Television and member of the Executive Committee of Golden West Broadcasters. As adjunct professor at St. John's and New York Universities, Mr. Marcovsky holds a Bachelor of Science from New York University, and an MBA from Fordham University.

Board of Directors; Audit Committee

The Board of Directors held one meeting during fiscal 2004.

The sole member of the Audit Committee is Mr. Kouma, who also serves as the financial expert. Mr. Kouma is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. Members of the Compensation Committee are Mr. Smith and Mr. Marcovsky. We are not subject to the listing requirements of a national securities exchange or association.

Directors' Compensation

We have a policy of not granting fees to directors who attend a regularly scheduled or special board meeting; however we may reimburse out-of-state directors for their cost of travel and lodging to attend such meetings.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers and Directors and a Code of Ethics for Financial Executives that applies to all of our executive officers, directors and financial executives. Copies of these codes are filed as exhibits to this Form 10-KSB Report.

ITEM 10

EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2001 through 2004 by our chief executive officer and president.

-------------------------------------------------------------------------------------------------------------
Name                         Position                Year         Salary            Dollar Value of
                                                                                    Stock-Based Compensation
-------------------------------------------------------------------------------------------------------------
Philip M. Cohen              President/CEO           2004         $169,505(1)                         0
-------------------------------------------------------------------------------------------------------------
                                                     2003            $133,465                         0
-------------------------------------------------------------------------------------------------------------
                                                     2002             $87,500                $37,423(2)
-------------------------------------------------------------------------------------------------------------
                                                     2001                   0                $37,424(2)
-------------------------------------------------------------------------------------------------------------

-------------
(1) Included in this amount is $31,250 which represents payment of accrued wages from 2003.

(2) On June 5, 2002, we approved the issuance of 748,447 shares of Common Stock to Philip Cohen in lieu of salary from July 1, 2001 to June 1, 2002.

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, was paid to Mr. Cohen during these periods.

Compensation Agreement

On June 5, 2002, we entered into an employment agreement with Philip Cohen that has an infinite term. This agreement automatically renews every ninety days commencing June 5, 2002. We may terminate the agreement with cause, effective upon delivery of written notice to Mr. Cohen, except where the cause is a material breach of this agreement, for which Mr. Cohen has sixty days to cure the material breach after written notice from us. We may terminate this agreement without cause, effective sixty days after written notice to Mr. Cohen. Mr. Cohen may terminate this agreement with cause provided he delivers written notice to us sixty days before termination, or without cause provided he delivers written notice one year before termination. If we terminate the agreement without cause, or Mr. Cohen terminates the agreement with cause, we will be obligated to pay Mr. Cohen the compensation, remuneration and expenses specified below for a period of five years from the date of notice. Under the terms of the agreement, Mr. Cohen will receive an annual salary of $150,000, payable in monthly installments of $12,500. This salary will be renegotiated at the end of each fiscal year. The salary was not renegotiated at the end of fiscal year 2002 or 2003. Mr. Cohen will also receive medical and long-term disability insurance at our expense, as well as an automobile for business use, and reimbursement for certain business expenses.

The agreement requires that Mr. Cohen devote such time and attention to our business and affairs as is reasonably necessary to carry out his duties; provided, however, that he must devote no less than forty hours per week to his duties for us. Mr. Cohen currently devotes all of his time to our duties.

Placement Agent Agreement

On February 2, 2004 we entered into a one-year agreement with H.C. Wainwright & Co., Inc. ("Wainwright") as placement agent to arrange the sale of debt, equity or equity-linked securities on our behalf. We agreed to pay Wainwright a non-refundable retainer fee of $12,500, payable in cash or Common Stock at the option of Wainwright, plus a cash placement fee equal to 10% of any gross proceeds received by us relative to financing arranged by Wainwright. In April 2004 we issued 50,000 shares of our Common Stock in payment of the retainer fee. In May 2004, we issued 533,333 warrants to purchase our Common Stock. The warrants became due as a result of the funds raised in conjunction with the Victus February Note discussed above. On September 28, 2004, we entered into a Settlement Agreement with Wainwright which terminated the placement agent agreement upon a payment to them of $30,000, which payment was made.

Consulting Agreement

On July 28, 2004, we entered into a seven-month financial consulting agreement with TotalCFO, Inc. ("TotalCFO"). We agreed to pay TotalCFO $80,000 and issue 300,000 warrants of purchase our Common Stock (the "TotalCFO Warrants") in exchange for the services to be rendered. Payment of the $80,000 was made in August 2004 and we issued the TotalCFO Warrants in September 2004.

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

               (Remainder of this page left intentionally blank.)

The following table sets forth options granted to each executive officer of the Company during the year ended December 31, 2004.

----------------------------------------------------------------------------------------------------------------------
                                          OPTION GRANTS IN LAST FISCAL YEAR
                                                  INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------------------------
                                       Number of       Percent of Total
                                      Securities      Options Granted to
                                      Underlying      Employees in Fiscal    Exercise Price Per         Expiration
                                     Option Grant            Year                   Share                  Date
----------------------------------------------------------------------------------------------------------------------
2002 Equity Incentive Plan
----------------------------------------------------------------------------------------------------------------------
Philip M. Cohen                           -0-                 N/A                    N/A                   N/A
----------------------------------------------------------------------------------------------------------------------
Donald R. Mastropietro                    -0-                 N/A                    N/A                   N/A
----------------------------------------------------------------------------------------------------------------------
Teresa J. Bray                            -0-                 N/A                    N/A                   N/A
----------------------------------------------------------------------------------------------------------------------

The following table sets forth options exercised for each executive officer of the Company during the year ended December 31, 2004, and outstanding options as of such date:

----------------------------------------------------------------------------------------------------------------------
                                    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                                          AND FISCAL YEAR-END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------
                                                                                                        Value of
                                                                            Number of Securities       Unexercised
                                   Number of Shares                        Underlying Unexercised     In-the-Money
                                      Acquired On                             Options at Fiscal     Options at Fiscal
                                       Exercise       Value Realized              Year-End              Year-End
----------------------------------------------------------------------------------------------------------------------
2002 Equity Incentive Plan
----------------------------------------------------------------------------------------------------------------------
Philip M. Cohen                           -0-                 N/A                    N/A                   N/A
----------------------------------------------------------------------------------------------------------------------
Donald R. Mastropietro                    -0-                 N/A                    N/A                   N/A
----------------------------------------------------------------------------------------------------------------------
Teresa J. Bray                            -0-                 N/A                    N/A                   N/A
----------------------------------------------------------------------------------------------------------------------

(Remainder of this page left intentionally blank.)

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 13,091,685 shares of Common Stock outstanding as of March 28, 2005.

--------------------------------------------------------------------------------------------------------------
Shareholder & Address                    Position with Company                    # of Shares of
                                                                                   Common Stock     Percentage
--------------------------------------------------------------------------------------------------------------
Teresa J. Bray (1)                       Vice President Corporate                        802,534         6.13%
Post Office Box 93037                    Administration; Secretary
Lakeland, FL 33804
--------------------------------------------------------------------------------------------------------------
James C. Calaway                         None                                          2,300,000        17.57%
1023 Heritage Drive
Carbondale, CO 8162310
--------------------------------------------------------------------------------------------------------------
Philip M. Cohen(2)                       Chairman, President, Chief Executive          3,307,447        25.26%
17324 Whirley Rd.                        Officer
Lutz, FL  33567
--------------------------------------------------------------------------------------------------------------
Bernard J. Kouma                         Director                                         40,000         0.31%
3430 Hillside St.
Lincoln, NE  68506
--------------------------------------------------------------------------------------------------------------
Michael Marcovsky                        Director                                          1,000          .01%
7115 Macapa Drive
Los Angeles, CA  90068
--------------------------------------------------------------------------------------------------------------
Donald R. Mastropietro(3)                Vice President Finance, Chief                   300,000         2.29%
325 Whitfield Avenue                     Financial Officer, Treasurer,
Sarasota, FL  34243                      Assistant Secretary
--------------------------------------------------------------------------------------------------------------
Stanley S. Raphael(4)                    Director                                        303,500         2.27%
4221 Bocaire Blvd.
Boca Raton, FL  33487
--------------------------------------------------------------------------------------------------------------
A. John Sfondrini, Jr.(5)                Director                                      5,589,431        29.92%
36-16 Catoonah St.
Ridgefield, CT  06877
--------------------------------------------------------------------------------------------------------------
J. Holt Smith                            Director                                              0            0%
1900 Avenue of the Stars
Los Angeles, CA  90067
--------------------------------------------------------------------------------------------------------------
Sondra Topper(6)                         None                                          3,307,447        25.26%
17324 Whirley Rd.
Lutz, FL  33567
--------------------------------------------------------------------------------------------------------------
Jeffrey I. Werber, DVM                   Director                                        227,583         1.74%
9300 Duxbury
Los Angeles, CA  90034
--------------------------------------------------------------------------------------------------------------
All directors and named executive                                                     10,267,995        54.96%
officers as a group (9 persons) (7)
--------------------------------------------------------------------------------------------------------------

--------------

(1) This amount includes 802,534 shares currently owned by TJB Consulting, Inc., a corporation owned by Ms. Bray individually.

(2) This amount includes 3,248,447 shares currently owned by Mr. Cohen's wife, Sondra Topper, and 59,000 shares owned by Mr. Cohen's son residing at his household.

(3) This amount includes 75,000 shares owned by DRM Accounting, Inc., a corporation owned by Mr. Mastropietro individually.

(4) This amount includes 303,500 shares due to Mr. Raphael based on his ownership percentage in Pet Edge due upon conversion of the Pet Edge notes, and this amount was added to the total issued and outstanding shares bringing the total shares outstanding for this calculation to 13,395,185. This amount is excluding any shares due upon conversion due to payment of accrued interest.

(5) This amount represents 5,589,431 shares due upon conversion of notes totaling $1.375 million to Pet Edge, LLC and was added to the total issued and outstanding shares bringing the total shares outstanding for this calculation to 18,681,116. This amount is excluding any shares due upon conversion due to payment of accrued interest. This amount includes all shares due upon conversion to Pet Edge based upon Mr. Sfondrini being its managing partner.

(6) Sondra Topper is the wife of Philip M. Cohen, the Company's President. This amount includes 3,248,447 shares currently owned by Ms. Topper and 59,000 shares owned by Mr. Cohen's son, as describe above to which Ms. Topper also claims beneficial ownership.

(7) This amount includes 5,589,431 shares due upon conversion of the notes to Pet Edge, LLC which were added to the total issued and outstanding shares bringing the total shares outstanding for this calculation to 18,681,116. This amount is excluding any shares due upon conversion due to payment of accrued interest.

Securities authorized for issuance under 2002 Equity Incentive Plan

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

As an inducement for Mr. Calaway, a former director, to lend us $25,000 under a short-term promissory note, which has since be repaid, Mr. Cohen, agreed on February 6, 2003 to assign to Mr. Calaway all of the shares that Mr. Cohen may be granted under our 2002 Equity Incentive Plan (the "Plan"), until such time as the total number of shares Mr. Calaway receives under the Plan (combined with the shares assigned to him by Mr. Cohen) either (a) total 50% of the shares available to be issued under the Plan or (b) until such time as the Plan expires.

(Remainder of this page left intentionally blank.)

Information Concerning the Plan and Other Company Equity Compensation Plans

The following table sets forth information concerning the number of shares of our Common Stock which may be issued under all of our equity compensation plans existing on December 31, 2004.

----------------------------------------------------------------------------------------------------------------------
                                         Equity Compensation Plan Information
----------------------------------------------------------------------------------------------------------------------
                                             (a)                           (b)                         (c)
----------------------------------------------------------------------------------------------------------------------
                                                                                              Number of securities
                                                                                            remaining available for
                                 Number of securities to be                                  future issuance under
                                  issued upon exercise of     Weighted-average exercise    equity compensation plans
                                    outstanding options,         price of outstanding        (excluding securities
         Plan Category              warrants and rights      options, warrants and rights   reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by shareholders                  159,000                       $0.246                     1,841,000
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved y shareholders                     -0-                          -0-                          -0-
----------------------------------------------------------------------------------------------------------------------
TOTAL                                     159,000                       $0.246                     1,841,000
----------------------------------------------------------------------------------------------------------------------

ITEM 12

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 16, 2002, we issued a non-interest bearing promissory note to James Calaway, a former member of our board of directors, for a loan from him of $100,000. The repayment of this note is contingent upon the receipt of funds received under the 506 private placement concluded prior to the date of filing of this registration statement, with periodic payments to be made to Mr. Calaway as follows: $10,000 due after the first $300,000 is received; $10,000 due after the next $100,000 is received; $10,000 due after the next $100,000 is received, $35,000 due after the next $100,000 is received; and the remaining $35,000 due after the next $100,000 is received. We also issued Mr. Calaway 2,355,158 shares of Common Stock as an incentive for the value received, for which we granted him piggyback registration rights. As an inducement for Mr. Calaway's consent to enter into a lock-up agreement of his 2,300,000 shares relative to the Edge loan, we amended the repayment provisions of his note on February 6, 2003 to be 10% of all investment funds received, excluding loans from Edge. As of March 28, 2005, the principal balance is $91,500. Mr. Calaway serves as a director and also as a consultant to us. As a result, there may be certain conflicts of interest that arise because of this relationship. Our Board of Directors has determined that all transactions with Mr. Calaway, including payments under his consulting arrangement and payment on his loan, will require approval of the majority of the Board of Directors with Mr. Calaway being required to abstain on any of these votes.

On June 1, 2002, we entered into a consulting agreement with Mr. Calaway, wherein he agreed to provide financial consulting services, at the direction of our Board of Directors, for the amount of $667 per month until we have received an aggregate of $2.5 million in funding.

On June 5, 2002, we approved the issuance of 748,447 shares of Common Stock to Philip Cohen in lieu of salary from July 1, 2001 to June 1, 2002.

On March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 we entered into note purchase and security agreements ("Notes") with Pet Edge, LLC, a Connecticut limited liability company ("Edge"). Edge was organized for the sole purpose of funding our business plan. Under the terms of the Notes, Edge loaned us $1,000,000, $50,000, $50,000, and $275,000 respectively with simple interest at the rate of ten percent per annum. We have received all funds under our notes and security agreements with Pet Edge. All principal and accrued interest on the Notes is due March 9, 2006, May 27, 2006, June 5, 2006, and June 30, 2006 respectively. The Notes may not be prepaid in whole or in part without the written consent of the Holder. To secure our obligations under the Notes, we granted Edge a first priority security interest on all of our assets, now owned and acquired during the term of the Notes. If we do not make payments on the Notes when due, we will lose all our assets and will in all probability have to cease operations, meaning a loss of your entire investment.

On May 28, 2003, we issued 5,000 shares of Common Stock to each member of our Veterinary Advisory Board in their advisory capacities; namely: Jeffrey I. Werber, Gerald M. Snyder, Ronald R. Whitford, Nan L. Boss, R. Chris Blair, W. G. Coombs, Randy P. Carsch, Bernadine Cruz, Mark Maltzer, and Gretchen Becker.

On June 10, 2003, we entered into a note purchase agreement and convertible promissory note ("Maltzer Note") Dr. Mark Maltzer. Under the terms of the Maltzer Note, Dr. Maltzer agreed to loan us $50,000 with simple interest at a rate of ten percent per annum. All principal and accrued interest is due June 9, 2006. Principal and interest is convertible into shares of our Common Stock at $.246 per share.

On October 17, 2003, we issued unsecured promissory notes to James Calaway and Mark Maltzer, members of our board of directors, for a loan from each in the amount of $25,000. The notes bear interest at the rate of 10% simple interest per annum. All principal and interest was paid in February 2004.

During 2004, we issued 5,000 shares of Common Stock to each member of our Veterinary Advisory Board in their advisory capacities. On April 28th shares were issued to Steve Melman and Colin Burrows; on May 18th shares were issued to Jeffrey I. Werber, R. Chris Blair, Nan L. Boss, Randy P. Carsch, W. G. Coombs, Bernadine Cruz, Ronald R. Whitford, and on June 2nd we issued shares to Gerald
M. Snyder and Mark Maltzer.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our Common Stock, or family members of such persons. Also, we have not had any transactions with any promoter.

ITEM 13

EXHIBITS, LIST AND REPORTS

(a)   Financial Statements.

      The financial statements of the Company for fiscal year ended December 31, 2004 and the related independent registered public accounting firm's reports are found at pages F-1 through F-16 attached hereto.

(b)   Exhibits.

Exhibit
Number                              Description of Document

3.1 Amended and Restated Articles of Incorporation of Transition Lifestyle Consultants, Inc. filed January 2, 1997 (1)

3.2 Articles of Amendment to the Articles of Incorporation filed June 12, 2002 (to change name to PetCARE Television Network, Inc.) (1)

3.3 Articles of Amendment to the Articles of Incorporation filed August 2, 2002. (to establish Series A Convertible Preferred Stock) (1)

3.4 Articles of Amendment to the Articles of Incorporation of PetCARE Television Network, Inc. filed with the Florida Secretary of State on June 10, 2004. (6)

3.5 Articles of Amendment to the Articles of Incorporation of PetCARE Television Network, Inc. filed with the Florida Secretary of State on March 25, 2005 (to increase number of authorized common and preferred shares).*

3.6   Bylaws of PetCARE Television Network, Inc. (1)

4.1 See exhibits in item 10 below for instruments defining the rights of holders of long term debt and warrants.

10.1  Employment Agreement for Philip Cohen dated June 5, 2002. (1)

10.2 Non-Interest Bearing Promissory note to James Calaway for $100,000 dated May 16, 2002. (1)

10.3  Consulting Agreement with James Calaway, dated June 1, 2002. (1)

10.4 Note Purchase and Security Agreement with Pet Edge, LLC dated March 10, 2003. (1)

10.5 Senior Convertible Promissory Note to Pet Edge, LLC for $1,000,000 dated March 10, 2003. (1)

10.6  Lock-up Agreement with Philip Cohen, dated March 10, 2003. (1)

10.7  Lock-up Agreement with James Calaway, dated March 10, 2003. (1)

10.8  Registration Rights Agreement with Pet Edge, LLC dated March 10, 2003. (1)

10.9 Senior Convertible Promissory Note to Pet Edge, LLC for $50,000 dated May 28, 2003. (1)

10.10 2002 Equity Incentive Plan. (1)

10.11 Letter Agreement dated 02/06/03 from Philip Cohen to James Calaway. (1)

10.12 Note Purchase and Security Agreement with Pet Edge, LLC dated May 28, 2003. (1)

10.13 Amendment to Registration Rights Agreement with Pet Edge, LLC dated May 28, 2003. (1)

10.14 Note Purchase and Security Agreement with Pet Edge, LLC dated June 6, 2003. (1)

10.15 Senior Convertible Promissory Note to Pet Edge, LLC for $50,000 dated June 6, 2003. (1)

10.16 Amendment to Registration Rights Agreement with Pet Edge, LLC dated June 6, 2003. (1)

10.17 Amendment to Senior Convertible Promissory Notes to Pet Edge, LLC dated November 10, 2003 (2)

10.18 Placement Agent Agreement with H. C. Wainwright & Co., Inc. dated February 2, 2004. (3)

10.19 Letter agreement with H.C. Wainwright & Co., Inc. dated February 11, 2004 amending payment terms of the Placement Agent Agreement. (3)

10.20 Note Purchase and Security Agreement with Victus Capital dated February 13, 2004. (3)

10.21 Convertible Promissory Note with Victus Capital, LP for $1 million dated February 13, 2004. (3)

10.22 Debt Conversion Agreement by and between Victus Capital, LLC and PetCARE Television Network, Inc. dated May 10, 2004 (4)

10.23 Registration Rights Agreement by and between Victus Capital, LLC and PetCARE Television Network, Inc. dated May 10, 2004 (4)

10.24 Note Purchase Agreement, dated July 27, 2004, by and between PetCARE Television Network, Inc. and Victus Capital, LP. (5)

10.25 Subordinated Convertible Promissory Note, dated July 27, 2004, issued by PetCARE Television Network, Inc. to Victus Capital, LP. (5)

10.26 Warrant to Purchase Shares of Common Stock, dated July 27, 2004, issued by PetCARE Television Network, Inc. to Victus Capital, LP. (5)

14.1  Code of Business Conduct and Ethics *

14.2  Code of Ethics for Financial Executives*

31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14a and Rule 15d-14(a) *

31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14a and Rule 15d-14(a)*

32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. ss.1350*

32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. ss.1350*

Footnotes:

(1) Incorporated by reference to Registrant's Registration Statement on Form SB-2 filed with the SEC on June 4, 2003, as amended.

(2) Incorporated by reference to Registrant's quarterly report on Form 10-QSB filed with the SEC on November 14, 2003.

(3) Incorporated by reference to Registrant's annual report on Form 10-KSB filed with the SEC on March 30, 2004.

(4) Incorporated by reference to Registrant's quarterly report on Form 10-QSB filed with the SEC on May 14, 2004.

(5) Incorporated by reference to Registrant's current report on Form 8-K filed with the SEC on August 11, 2004.

(6) Incorporated by reference to Registrant's quarterly report on Form 10-QSB filed with the SEC on August 18, 2004.

*     Filed herewith.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. We incurred aggregate fees and expenses of approximately $8,201, $19,155, and $13,000 from Baumann, Raymondo & Company, P.A. for the 2004, 2003 and 2002 fiscal years respectively. Such fees were primarily for work completed for our annual audits, quarterly reviews, and SB-2 Registration Statement. Other Audit-Related Fees: None.

Tax Fees. We incurred no fees from Baumann, Raymondo & Company, P.A. for the 2004, 2003, and 2002 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We incurred no other fees from Baumann, Raymondo & Company, P.A. for the 2004, 2003, and 2002 fiscal years. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2004, 2003 and 2002 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Baumann, Raymondo & Company, P.A. solely for audit and audit-related services, and as needed for tax consultation and tax compliance services, and due diligence in acquisitions.

All audit related services, tax planning and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by the Company's auditors was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy of the Audit Committee provides for pre-approval of these services on an annual basis and on individual engagements if minimum thresholds are exceeded. The Audit Committee may delegate to one or more of its members pre-approval authority with respect to permitted services.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on our behalf by the undersigned, thereunto duly authorized, in Tampa, Florida on March 31, 2005.

-----------------------------------------------------------------------------------------------------------------------------
Title                                  Name                           Date                  Signature
-----------------------------------------------------------------------------------------------------------------------------
Principal Executive Officer            Philip M. Cohen                March 31, 2005        /s/ Philip M. Cohen
-----------------------------------------------------------------------------------------------------------------------------
Principal Accounting Officer           Donald R. Mastropietro         March 31, 2005        /s/ Donald R. Mastropietro
-----------------------------------------------------------------------------------------------------------------------------
Principal Financial Officer            Donald R. Mastropietro         March 31, 2005        /s/ Donald R. Mastropietro
-----------------------------------------------------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

----------------------------------------------------------------------------------------------------------------------------
SIGNATURE                          NAME                                  TITLE                    DATE
----------------------------------------------------------------------------------------------------------------------------
/s/ Philip M. Cohen                Philip M. Cohen                       Director                 March 31, 2005
----------------------------------------------------------------------------------------------------------------------------
/s/ Jeffrey I. Werber              Jeffrey I. Werber, DVM                Director                 March 31, 2005
----------------------------------------------------------------------------------------------------------------------------
/s/ Bernard J. Kouma               Bernard J. Kouma                      Director                 March 31, 2005
----------------------------------------------------------------------------------------------------------------------------
/s/ A. John Sfondrini, Jr.         A. John Sfondrini, Jr.                Director                 March 31, 2005
----------------------------------------------------------------------------------------------------------------------------
/s/ J. Holt Smith                  J. Holt Smith                         Director                 March 31, 2005
----------------------------------------------------------------------------------------------------------------------------
/s/ Michael Marcovsky              Michael Marcovsky                     Director                 March 31, 2005
----------------------------------------------------------------------------------------------------------------------------
/s/ Stanley S. Raphael             Stanley S. Raphael                    Director                 March 31, 2005
----------------------------------------------------------------------------------------------------------------------------

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                                                            Page
--------------------------------------------------------------------------------
Report of Independent Registered Public Accounting Firm                      F-1
--------------------------------------------------------------------------------
Balance Sheet as of December 31, 2004                                        F-2
--------------------------------------------------------------------------------
Statements of Operations for the years ended December 31, 2004 and           F-3
2003 and From Inception (October 2, 1989) to December 31. 2004
--------------------------------------------------------------------------------
Statements of Cash Flows for the years ended December 31, 2004               F-4
and 2003 and From Inception (October 2, 1989) to December 31. 2004
--------------------------------------------------------------------------------
Statements of Stockholders' Deficit for the years ended                      F-5
December 31, 2004 and 2003 and from Inception (October 2, 1989)
to December 31. 2004
--------------------------------------------------------------------------------
Notes to Financial Statements                                                F-6
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
PetCARE Television Network, Inc.
Tampa, Florida

We have audited the accompanying balance sheet of PetCARE Television Network, Inc. (a Development Stage Company), as of December 31, 2004 and 2003, and the related statements of operations, cash flows and stockholders' (deficit) for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of PetCARE Television Network, Inc. at December 31, 2004 and 2003 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A, the Company has been in the development stage since its inception on October 2, 1989. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.


/s/ Baumann, Raymondo & Company PA
BAUMANN, RAYMONDO & COMPANY PA
Tampa, Florida
February 17, 2005

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS

Current assets:
     Cash                                                                       $     18,793
     Accounts receivable-trade, net of reserve for bad debt of $10,000                 9,470
     Prepaid expenses                                                                 77,374
     Other receivables                                                                   871
                                                                                ------------
          Total current assets                                                       106,508

Fixed assets:
     Computer equipment, net of accumulated depreciation of $4,924                    11,537

Other assets:
     Security deposits                                                                 7,596
                                                                                ------------

          Total assets                                                          $    125,641
                                                                                ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                           $     57,851
     Accrued expenses and other current liabilities                                  376,992
     Deferred revenue                                                                 12,068
     Note payable                                                                  2,000,000
     Notes payable to stockholders                                                   127,500
                                                                                ------------
          Total current liabilities                                                2,574,411
                                                                                ------------

Long-term liabilities
     Notes payable                                                                 1,375,000
     Note payable to stockholder                                                      50,000
     Deferred revenue-long-term                                                       20,004
                                                                                ------------
          Total long-term liabilities                                              1,445,004
                                                                                ------------

          Total liabilities                                                        4,019,415
                                                                                ------------

     Stockholders' deficit:
        Preferred stock - no par value; 10,000,000 shares authorized;
        Common stock - par value $.0005; 50,000,000 shares authorized;
          13,091,685 shares issued and outstanding                                     6,546
        Additional paid-in capital                                                   671,668
        Accumulated deficit during development stage                              (4,571,988)
                                                                                ------------
           Total stockholders' deficit                                            (3,893,774)
                                                                                ------------

           Total liabilities and stockholders' deficit                          $    125,641
                                                                                ============


                       See Notes to Financial Statements.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
              FROM INCEPTION (OCTOBER 2, 1989) to DECEMBER 31, 2004

                                                                                    From
                                                                                Inception to
                                                      December 31,              December 31,
                                                  2004             2003             2004
                                              ------------     ------------     ------------
Revenues                                      $     63,637     $      6,381     $     75,768

Cost of revenues                                     7,524               --            9,162
                                              ------------     ------------     ------------

Gross profit                                        56,113            6,381           66,606
                                              ------------     ------------     ------------

Operating expenses:
     DVD production costs                          209,213          115,410          377,980
     General and administration                  1,079,148          865,060        2,390,186
     Sales and marketing                           501,447          608,910        1,170,701
     Depreciation and amortization                   3,637          140,022          149,481
                                              ------------     ------------     ------------
          Total operating expense                1,793,445        1,729,402        4,088,348
                                              ------------     ------------     ------------

Operating loss                                  (1,737,332)      (1,723,021)      (4,021,742)
                                              ------------     ------------     ------------

Other income and (expense)
     Interest expense                             (452,424)        (103,688)        (557,064)
     Interest income                                 1,507               --            1,507
     Other income                                       46            1,396            1,486
     Gain on sale of subsidiary                         --               --            2,421
                                              ------------     ------------     ------------
          Total other income (expense)            (450,871)        (102,292)        (551,650)
                                              ------------     ------------     ------------

Loss before extraordinary items                 (2,188,203)      (1,825,313)      (4,573,392)

     Gain on extinguishment of debt                     --               --            1,404
                                              ------------     ------------     ------------

Loss before taxes                               (2,188,203)      (1,825,313)      (4,571,988)

     Provision for income taxes                         --               --               --
                                              ------------     ------------     ------------

Net loss                                      $ (2,188,203)    $ (1,825,313)    $ (4,571,988)
                                              ============     ============     ============

Net loss per share, basic and diluted         ($      0.17)    ($      0.15)    ($      0.90)
                                              ============     ============     ============

Weighted average shares, basic and diluted      12,672,580       11,815,726        5,102,469
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

                                                                                         Additional
                                                 Preferred Stock         Coommon Stock     Paid-in     Subscription
                                               Shares        Amount         Shares         Capital       Receivable
                                            -----------    -----------    -----------    -----------    -----------
Issuance of $0.01 par value common
  shares to an individual for a note                 --    $        --          1,000    $     1,900    $    (2,000)
Payment of subscription receivable                   --             --             --             --          1,885
Stock split 2,000:1 and change par                   --             --             --             --             --
  value from $0.01 to $0.0005                        --             --      1,999,000           (900)            --
                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1996                           --             --      2,000,000          1,000           (115)

Repurchase of shares                                 --             --             --             --             --
Issuance of common stock                             --             --      2,476,000          3,762         (5,000)
                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1997                           --             --      4,476,000          4,762         (5,115)

Net loss                                             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1998                           --             --      4,476,000          4,762         (5,115)
                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1999                           --             --      4,476,000          4,762         (5,115)

Shares issued in connection
  with merger with Y2K Recording, Inc.               --             --      1,025,000             --             --
Net income                                           --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2000                           --             --      5,501,000          4,762         (5,115)

Shares issued in connection
  with merger with Savage Mojo, Inc.                 --             --      8,000,000             --             --
Shares issued for services                           --             --         10,000            995             --
Contributed capital                                  --             --             --          5,672             --
Net loss                                             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2001                           --             --     13,511,000         11,429         (5,115)

Series A shares sold in private placement        47,750         95,500             --             --             --
Retire treasury stock                                --             --     (1,725,000)        (4,137)            --
Shares issued as premium for notes                   --             --      2,939,553             --             --
Shares issued for Cohen employment
  agreement                                          --             --        748,447         74,471             --
Cancellation of outstanding stock
  returned by M. Klimes                              --             --     (4,000,000)            --             --
Shares issued for services                           --             --        312,000         31,044             --
Payment of subscription receivable                   --             --             --             --          5,000
Write off of subscription receivable                                                                            115
Net loss                                             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2002                       47,750         95,500     11,786,000        112,807             --

Shares issued for services                           --             --         50,000          4,975             --
Series A shares sold in private placement        53,500        107,000             --             --             --
Series B shares sold in private placement         1,000          2,000             --             --             --
Net loss                                             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2003                      102,250        204,500     11,836,000        117,782             --

Conversion of Series A to common               (101,250)      (202,500)       525,959        202,237             --
Cancellation and refund of Series B              (1,000)        (2,000)
Shares issued for services                           --             --        372,583        101,828             --
Shares issued for debt                               --             --        357,143        249,821             --
Net loss                                             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2004                           --    $        --     13,091,685    $   671,668    $        --
                                            ===========    ===========    ===========    ===========    ===========

                                            Accumulated
                                          Deficit during
                                            Development         Treasury Stock
                                               Stage         Shares         Amount          Total
                                            -----------    -----------    -----------    -----------
Issuance of $0.01 par value common
  shares to an individual for a note        $        --    $        --    $        --    $        --
Payment of subscription receivable                   --             --             --          1,885
Stock split 2,000:1 and change par                   --             --             --             --
  value from $0.01 to $0.0005                        --             --             --             --
                                            -----------    -----------    -----------    -----------

Balance, December 31, 1996                           --             --             --          1,885

Repurchase of shares                                 --     (1,725,000)        (5,000)        (5,000)
Issuance of common stock                             --             --             --             --
                                            -----------    -----------    -----------    -----------

Balance, December 31, 1997                           --     (1,725,000)        (5,000)        (3,115)

Net loss                                         (2,867)            --             --         (2,867)
                                            -----------    -----------    -----------    -----------

Balance, December 31, 1998                       (2,867)    (1,725,000)        (5,000)        (5,982)
                                            -----------    -----------    -----------    -----------

Balance, December 31, 1999                       (2,867)    (1,725,000)        (5,000)        (5,982)

Shares issued in connection
  with merger with Y2K Recording, Inc.               --             --             --            513
Net income                                          434             --             --            434
                                            -----------    -----------    -----------    -----------

Balance, December 31, 2000                       (2,433)    (1,725,000)        (5,000)        (5,035)

Shares issued in connection
  with merger with Savage Mojo, Inc.                 --             --             --          4,000
Shares issued for services                           --             --             --          1,000
Contributed capital                                  --             --             --          5,672
Net loss                                        (57,151)            --             --        (57,151)
                                            -----------    -----------    -----------    -----------

Balance, December 31, 2001                      (59,584)    (1,725,000)        (5,000)       (51,514)

Series A shares sold in private placement            --             --             --         95,500
Retire treasury stock                                --      1,725,000          5,000             --
Shares issued as premium for notes                   --             --             --          1,470
Shares issued for Cohen employment
  agreement                                          --             --             --         74,845
Cancellation of outstanding stock
  returned by M. Klimes                              --             --             --         (2,000)
Shares issued for services                           --             --             --         31,200
Payment of subscription receivable                   --             --             --          5,000
Write off of subscription receivable                                                             115
Net loss                                       (498,888)            --             --       (498,888)
                                            -----------    -----------    -----------    -----------

Balance, December 31, 2002                     (558,472)            --             --       (344,272)

Shares issued for services                           --             --             --          5,000
Series A shares sold in private placement            --             --             --        107,000
Series B shares sold in private placement            --             --             --          2,000
Net loss                                     (1,825,313)            --             --     (1,825,313)
                                            -----------    -----------    -----------    -----------

Balance, December 31, 2003                   (2,383,785)            --             --     (2,055,585)

Conversion of Series A to common                     --             --             --             --
Cancellation and refund of Series B                                                           (2,000)
Shares issued for services                           --             --             --        102,014
Shares issued for debt                               --             --             --        250,000
Net loss                                     (2,188,203)            --             --     (2,188,203)
                                            -----------    -----------    -----------    -----------

Balance, December 31, 2004                  $(4,571,988)            --    $        --    $(3,893,774)
                                            ===========    ===========    ===========    ===========


                       See Notes to Financial Statements.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
              FROM INCEPTION (OCTOBER 2, 1989) to DECEMBER 31, 2004

                                                                                                      From
                                                                                                  Inception to
                                                                          December 31,            December 31,
                                                                      2004            2003            2004
                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITES
  Net loss                                                        $ (2,188,203)   $ (1,825,313)   $ (4,571,988)
     Adjustments to reconcile net loss to net cash flows from
        operating activities:
          Depreciation and amortization expense                          3,637           1,287          12,555
          Gain on sale of subsidiary                                        --              --          (2,421)
          Gain on extinguishment of debt                                    --              --          (1,404)
          Compensation expense - stock for services                         --              --         106,045
          Bad debt expense                                              10,000              --          10,115
          Changes in assets and liabilities:
             Accounts receivable                                       (19,470)             --         (19,470)
             Prepaid expenses                                          (45,525)        (31,857)        (77,511)
             Other receivables                                            (734)           (734)
             Security deposits                                              --          (7,596)         (7,596)
             Bank overdraft                                             (8,203)          8,203              --
             Accounts payable                                          (43,003)         49,614          57,851
             Accrued expenses and other current liabilities             50,621         268,941         417,493
                                                                  ------------    ------------    ------------

Net cash flows (used) in operating activities                       (2,240,880)     (1,536,721)     (4,077,065)
                                                                  ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                (11,841)         (4,619)        (16,961)
                                                                  ------------    ------------    ------------

Net cash flows (used) in investing activities                          (11,841)         (4,619)        (16,961)
                                                                  ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued                                                       --           5,000          14,185
  Common stock issued for debt                                         250,000              --         250,000
  Common stock issued for services                                     102,014              --         102,014
  Common stock subscriptions (issued) paid                                  --              --            (115)
  Preferred stock issued (redeemed)                                     (2,000)        109,000         202,500
  Proceeds from notes payable                                               --       1,375,000       1,375,000
  Proceeds from loans from stockholders-net                          1,921,500          51,235       2,169,235
                                                                  ------------    ------------    ------------

Net cash flows provided by financing activities                      2,271,514       1,540,235       4,112,819
                                                                  ------------    ------------    ------------

Decrease in cash                                                        18,793          (1,105)         18,793
Cash, beginning of period                                                   --           1,105              --
                                                                  ------------    ------------    ------------
Cash, end of period                                               $     18,793    $         --    $     18,793
                                                                  ============    ============    ============

             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                            $      2,803    $      2,713    $      5,516
                                                                  ============    ============    ============


                       See Notes to Financial Statements.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PetCARE Television Network, Inc. ("PetCARE") was organized as a Florida corporation on October 2, 1989. PetCARE is a development stage company, and as such have devoted its efforts since inception to developing and implementing its business plan, which includes but is not limited to establishing a subscriber network of approximately 3,000 veterinary clinics and hospitals, writing and producing its monthly DVD magazines, making contacts with potential advertisers, obtaining debt and equity financing, establishing our accounting systems, and other administrative functions. PetCARE's primary goal is to provide educational programming focused on optimal healthcare for animal companions and is targeted to pet owners worldwide. Its programming is obtained through an annual or three-year subscription, with a TV/DVD system included in the three-year plan. Its updated DVD magazines are shipped monthly to all veterinarian subscribers. Commercial advertisers fund the programming included on the DVD magazines.

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

Fiscal Year

PetCARE elected December 31 as its fiscal year.

Income Taxes

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

Since its inception, PetCARE has an accumulated loss of $4,571,988 for income tax purposes, which can be used to offset future taxable income through 2024. The potential tax benefit of this loss is as follows:

      Future tax benefit                                     $  1,371,596
      Valuation allowance                                      (1,371,596)
                                                             ------------

      Future tax benefit                                     $         --
                                                             ============

As of December 31, 2004, no deferred taxes were recorded in the accompanying financial statements.


                       Read independent auditors' report.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fixed Assets

PetCARE's fixed assets consist of computer equipment (depreciation over 3 years) and leasehold improvements depreciated over the remaining life of its current lease (50 months).

NOTE B - MERGERS AND ACQUISITIONS

PetCARE was originally incorporated on October 2, 1989 as Transition Lifestyle Consultants, Inc. ("Transition"), which remained inactive until 1997. Transition changed its name to Southeast Tire Recycling Acquisition, Inc. ("Southeast") in early 1997 in anticipation of a potential merger that never materialized.

In April 2000, Southeast issued 1,025,000 shares of its $0.0005 par value common stock in exchange for 100% of the common stock of Y2K Recordings, Inc., ("Old Y2K") and its wholly owned subsidiary, Dimensia Recordings, Inc. ("Dimensia"). Both companies had remained inactive since their inception. The transaction was recorded as a purchase. The value assigned to the common stock issued by Southeast was the book value of Old Y2K. Immediately after the merger, Old Y2K was dissolved, and Southeast changed its name to Y2K Recordings, Inc. ("New Y2K"). As a result of the merger, Dimensia became a wholly owned subsidiary of New Y2K.

In June 2001, New Y2K entered into a Merger and Reorganization Agreement with Savage Mojo, Inc. ("Old Savage"). New Y2K acquired 100% of the issued and outstanding common stock of Old Savage in exchange for 8,000,000 shares of New Y2K's common stock, valued at $4,000. Old Savage had the exclusive license to market and distribute a computer video game entitled "Suzerain". This intellectual property was transferred to New Y2K in connection with the merger. Immediately after the merger, Old Savage was dissolved, and New Y2K changed its name from Y2K Recordings, Inc. to Savage Mojo, Inc. ("New Savage").

On June 12, 2002 New Savage changed its name to PetCARE Television Network, Inc. and launched a new Business Plan related to the veterinary industry.


                       Read independent auditors' report.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE C - COMMON AND PREFERRED STOCK

Start of trading on the OTC Bulletin Board

On February 2, 2004, PetCARE's common stock began trading on the OTC-Bulletin Board under the symbol PTNW. There is a limited public trading market for its common stock and a regular, more active trading market may not develop, or if developed, may not be sustained.

Common stock

In December 1997, PetCARE, then know as Southeast, sold 2,476,000 shares of its common stock to an unrelated individual in exchange for a stock subscription in the amount of $5,000. This subscription was paid in November 2002.

In May and June 2002 PetCARE, then know as New Savage, issued non-interest bearing promissory notes totaling $136,000 to four (4) individuals, along with 2,939,553 shares of common stock as an incentive for the value received. The incentive was accounted for as a discount at par value. The notes are to be repaid upon receipt of funds from private placement offerings. There are no stated due dates on the notes. If the private placement offerings are unsuccessful or do not take place, an extraordinary gain from extinguishment of debt will occur. The entire amount of the discount had been amortized in 2004 and as of December 31, 2005 $8,500 of the note to one of the individuals had been repaid.

In June 2002 PetCARE, then known as New Savage, approved the issuance of 748,447 shares of common stock to PetCARE's President, Philip M. Cohen in lieu of salary from July 1, 2001 through June 1, 2002 (for accounting purposes, the shares were treated as having been issued on June 5, 2002, PetCARE's transfer agent actually issued the shares on July 15, 2002); discontinued all its current operations when a shareholder returned 4,000,000 shares of common stock in exchange for the return of the exclusive license to "Suzerain" (all rights to the intellectual property known as "Suzerain" were transferred to the shareholder and the 4,000,000 of common stock were cancelled and returned to New Savage's authorized but unissued shares); and for services totaling $31,200, issued 312,000 shares of common stock to six (6) businesses and individuals for consulting services rendered (for accounting purposes, the shares were treated as having been issued on June 10, 2002, PetCARE's transfer agent actually issued the shares on July 15, 2002).

In May 2003, PetCARE issued 5,000 shares of common stock to each member of its Veterinary Advisory Board in their advisory capacities (50,000 shares in total).

In February 2004, PetCARE entered into a Note Purchase Agreement and Subordinated Convertible Promissory Note (the "February Note") with Victus Capital, LP, a Delaware limited partnership ("Victus"). Under the terms of the February Note, Victus loaned PetCARE $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments were made, $250,000 of the principal amount of the February Note was delivered to an escrow agent to hold for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the February Note, Victus has the option to convert the principal and any outstanding interest into shares of a future private offering, or into shares of our Common Stock at a price of $.375 per share. Upon acceleration or conversion of the February Note, any unpaid balance in the escrow account will be returned to Victus. In May 2004, PetCARE issued 357,143 shares of its Common Stock at $.70 per share and 714,286 Common Stock Purchase Warrants in lieu of $250,000 in interest due the February. Accordingly, the $250,000 being


                       Read independent auditors' report.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE C - COMMON AND PREFERRED STOCK (CONTINUED)

Common stock (Continued)

held in escrow was released to the Company in exchange for the shares and warrants. Each warrant is exercisable into the Company's Common Stock at $1.00 per share.

The warrants are exercisable at any time for five years from the date of issuance. The February Note, shares and warrants were issued under the exemption from registration provided in Section 4(2) of the Act.

In April 2004, PetCARE issued 67,583 shares of Common Stock to two vendors in exchange for debt recorded as accounts payable on the accompanying financial statements. The shares of Common Stock were issued under the exemption from registration provided in Section 4(2) of the Act.

In May 2004, PetCARE issued 533,333 warrants to purchase its Common Stock in accordance with the Placement Agent Fee agreement entered into with H.C. Wainwright, Inc. dated February 2004. The warrants became due as a result of the funds raised in conjunction with the Victus Note discussed above. The warrants were issued under the exemption from registration provided in Section 4(2) of the Act.

In June 2004, the Company issued 250,000 shares of Common Stock to a vendor in exchange for debt. The shares of Common Stock were issued under the exemption from registration provided in Section 4(2) of the Act

During the three months ended June 30 2004, the Company issued 55,000 shares of Common Stock to members of its Veterinary Advisory Board.

On July 28, 2004, we entered into a seven-month financial consulting agreement with TotalCFO, Inc. ("TotalCFO"). In connection with the consulting agreement, we agreed to issue 300,000 warrants to purchase our tock (the "TotalCFO Warrants") in exchange for the services to be rendered. We issued the TotalCFO Warrants in September 2004. The warrants were issued under the exemption from registration provided in Section 4(2) of the Securities Act.

Preferred stock

Series A

In July 2002, the Board of Directors of PetCARE adopted a resolution providing for the creation of PetCARE's Certificate of Designation, Preferences, Rights and Limitations for its Series A Convertible Preferred Stock ("Series A Stock"). As a result of this resolution, PetCARE has 1,500,000 no par value preferred shares authorized. These shares have an automatic conversion into PetCARE's common stock ten days after PetCARE's common stock begins to be quoted on the "Pink Sheet Exchange". The conversion rate used is determined by dividing the price per share of the preferred stock ($2.00) by 50% of the average closing price as reported by the Pink Sheet Exchange for the five trading days preceding the date of the conversion, or $2.00, whichever is less. The holders of preferred shares will not be entitled to dividends; however, the Board of Directors had the ability to declare dividends at a later date. In August 2002, PetCARE offered 1,500,000 of its Series A Preferred Stock in a private placement for $2.00 per share. As of December 31, 2003, 101,250 shares were sold for $202,500. Based on the conversion formula


                       Read independent auditors' report.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE C - COMMON AND PREFERRED STOCK (CONTINUED)

contained in the Certificate of Designation, the 101,250 shares of Series A Stock converted into an aggregate of 525,959 shares of the Company's common stock on February 25, 2004. As a result of the foregoing, the Company amended the Certificate of Designation relating to the Series A Stock to reduce the number of authorized Series A Stock to 101,250 and immediately cancelled those shares, and the balance of 1,398,750 shares of Series A Stock were returned to the status of authorized but unissued and undesignated shares of Preferred Stock.

Series B

In October 2003, the Board of Directors of PetCARE adopted a resolution providing for the creation of PetCARE's Certificate of Designation, Preferences, Rights and Limitations for its Series B Convertible Preferred Stock ("Series B Preferred Stock"). As a result of this resolution, PetCARE had 1,000,000 no par value preferred shares authorized. In November 2003, PetCARE offered 1,000,000 shares of its Series B Preferred Stock in a private placement of units consisting of one share of Series B Preferred Stock and one warrant to purchase Common Stock of the Company (the "Warrants") for $2.00 per unit. After only selling 1,000 units for the purchase price of $2,000, the Company decided to discontinue the offering and amend the Certificate of Designation. In May 2004, the Company refunded the $2,000 paid by the sole shareholder of Series B Preferred Stock, and cancelled the issued Series B Preferred Stock and Warrants. The offering is claimed to be exempt under Section 4(2) of the Securities Act of 1933.

In May 2004, the Board of Directors of PetCARE adopted a resolution providing for the amendment of PetCARE's Certificate of Designation, Preferences, Rights and Limitations for its Series B Preferred Stock. As a result of this resolution, PetCARE TV has 1,500,000 no par value preferred shares authorized. These shares are convertible into shares of the Company's Common Stock at any time commencing one (1) year from the date of issuance. Each share of Series B Preferred Stock converts into shares of the Company's Common Stock at the variable conversion price equal to 70% of the average closing price as reported by Bloomberg L.P. for the 20 trading days preceding the date of conversion. However, in no event shall the conversion price be less than $0.50 per share, nor greater than $1.50 per share. The holders of the Series B Preferred Stock will be entitled to dividends of 8% per annum, payable in one payment upon conversion of the Series B Preferred Stock. In June 2004, PetCARE offered 1,500,000 of its Series B Preferred Stock in a private placement of units consisting of one share of Series B Preferred Stock and one warrant to purchase Common Stock of the Company for $1.00 per unit. At the time of this filing, no units have been sold. The offering is claimed to be exempt under Section 4(2) of the Securities Act of 1933.

Treasury stock

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


                       Read independent auditors' report.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE C - COMMON AND PREFERRED STOCK (CONTINUED)

Stock Options

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

NOTE E - RELATED PARTY TRANSACTIONS

In May and June 2002, PetCARE issued non-interest bearing promissory notes as follows:

      o James Calaway, a current director, for a loan from him of $100,000 ($91,500 currently outstanding)

      o     Daniel Hugo, a former officer and director, for a loan from him of
            $25,000

      o     Robert and Janna Hugo for a loan from them of $6,000

      o     Robert and Jamie Turner for a loan from them of $5,000

The repayment of these notes is contingent upon the receipt of funds received under 506 private placements, with periodic payments to be made to the holders as follows: 10% due after the first $300,000 is received; 10% due after the next $100,000 is received; 10% due after the next $100,000 is received, 35% due after the next $100,000 is received; and the remaining 35% due after the next $100,000 is received. As of December 31, 2004, the aggregate principal balance on these notes is $127,500.

In March, May, June, and July 2003 PetCARE entered into note purchase and security agreements (the "Edge Notes") with Pet Edge, LLC, a Connecticut limited liability company ("Edge"). Edge was organized for the sole purpose of funding our business plan. Under the terms of the Edge Notes, Edge loaned us $1,000,000, $50,000, $50,000, and $275,000 respectively with simple interest at the rate of ten percent per annum. All principal and accrued interest on the Edge Notes is due March 9, 2006, May 27, 2006, June 5, 2006, and June 30, 2006 respectively. The notes may not be prepaid in whole or in part without the written consent of the Edge. To secure our obligations under the notes, we granted Edge a first priority security interest on all of our assets, now owned and acquired during the term of the Edge Notes. The principal and interest on the Edge Notes is convertible into shares of our common stock at $.246 per share. In November 2003, PetCARE entered into an agreement with Edge to amend the terms of conversion of the Edge Notes. Under the terms of the proposed agreement the conversion price on the respective notes totaling $1,375,000 shall provide that if shares, in segments of not less than $250,000, are converted before one year from the date of the proposed agreement, the conversion price will be $0.214 per share, and if converted after one year from the date of the proposed agreement and before two years from the date of the proposed agreement, the conversion price will be $0.23 per share.


                       Read independent auditors' report.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE E - RELATED PARTY TRANSACTIONS (CONTINUED)

In June 2003, PetCARE entered into a note purchase agreement with one of its directors, Dr. Mark Maltzer (the "Maltzer Note"). Under the terms of the Maltzer Note, Dr. Maltzer agreed to loan PetCARE $50,000 with simple interest at a rate of ten percent per annum. All principal and accrued interest is due June 9, 2006. The principal and interest on the Maltzer Note is convertible into shares of its common stock at $.246 per share.

In October 2003, PetCARE issued unsecured promissory notes to Mr. Calaway and Dr. Maltzer, members of its board of directors, for a loan from each in the amount of $25,000 (collectively, the "Calaway/Maltzer Notes"). The Calaway/Maltzer Notes bear interest at the rate of 10% per annum. All principal and interest was paid in February 2004.

In July 2004, PetCARE and Victus entered into a Note Purchase Agreement ("NPA"), Subordinated Convertible Promissory Note ("July Note"), and Warrant to Purchase Shares of Common Stock (the "Warrant"). On July 28, 2004, pursuant to the terms of the NPA and the July Note, Victus loaned to PetCARE $1,000,000, at an annual rate of interest of twenty percent (20%) compounded semi-annually. The July Note has a term of twelve months, however with the consent of both parties, the term of the July Note can be extended for an additional 12 months. For the first year, PetCARE shall have the right to pay interest on the July Note with registered, freely transferable common stock of PetCARE, valued at a ten percent (10%) discount to the market. On the date of maturity of the July Note, the July
Note is convertible, at the option of the holder, into shares of PetCARE's common stock at a price of $.40 per share. Pursuant to the terms of the Warrant, Victus may purchase up to 2,500,000 shares of common stock of PetCARE at an exercise price of $0.75 per share. The Warrant expires on July 26, 2009. The July Note may not be converted and the Warrant may not be exercised to the extent that Victus' overall ownership of the common stock of PetCARE will exceed 4.99%, unless such limitation is waived by Victus upon no less than sixty-one days (61) advance written notice.

At December 31, 2004, PetCARE had a consulting agreement in place with Mr. James Calaway, a member of its Board of Directors. The agreement states that Mr. Calaway provide financial consulting services, at the direction of the Board of Directors, for the amount of $667 per month until PetCARE has received an aggregate of $2.5 million in funding.

NOTE F - NON-CASH TRANSACTIONS

In June 2002 PetCARE, then known as New Savage, issued 748,447 shares of common stock to Philip Cohen in lieu of salary from July 1, 2001 through June 1, 2002, for a value of $74,845 (the difference between service value and common stock value was credited to the paid-in-capital account), returned the intellectual property received during the merger with Old Savage in exchange for the return of 4,000,000 shares of its common stock, and issued 312,000 common shares to various individuals for consulting services rendered for a value of $31,200.

In May 2003, PetCARE issued 5,000 shares of common stock to each member of its Veterinary Advisory Board in their advisory capacities (50,000 shares in total).

In April 2004, PetCARE issued 67,583 shares of Common Stock to two vendors in exchange for debt recorded as accounts payable on the accompanying financial statements.

                       Read independent auditors' report.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE F - NON-CASH TRANSACTIONS (CONTINUED)

In May 2004, PetCARE issued 533,333 warrants to purchase its Common Stock in accordance with the Placement Agent Fee agreement entered into with H.C. Wainwright, Inc. dated February 2004

During the three months ended June 30 2004, the PetCARE issued 55,000 shares of Common Stock to members of its Veterinary Advisory Board.

NOTE G - COMMITMENTS AND CONTINGENCIES

In June 2002, PetCARE entered into an employment agreement with Mr. Cohen that has an infinite term. This agreement automatically renews every ninety days commencing June 5, 2002. PetCARE may terminate the agreement with cause, effective upon delivery of written notice to Mr. Cohen, except where the cause is a material breach of this agreement, for which Mr. Cohen has sixty days to cure the material breach after written notice from PetCARE. PetCARE may terminate this agreement without cause, effective sixty days after written notice to Mr. Cohen. Mr. Cohen may terminate this agreement with cause provided he delivers written notice to PetCARE sixty days before termination, or without cause provided he delivers written notice one year before termination. If PetCARE terminates the agreement without cause, or Mr. Cohen terminates the agreement with cause, PetCARE will be obligated to pay Mr. Cohen the compensation, remuneration and expenses specified below for a period of five years from the date of notice. Under the terms of the agreement, Mr. Cohen will receive an annual salary of $150,000, payable in monthly installments of $12,500. This salary will be renegotiated at the end of each fiscal year. The salary was not renegotiated at the end of fiscal year 2002. Mr. Cohen will also receive medical and long-term disability insurance at our expense, as well as an automobile for business use, and reimbursement for certain business expenses.

In August 2003, PetCARE entered into a sixty-two (62) month lease agreement commencing on October 1, 2003 with Liberty Property Limited Partnership for approximately 3,800 square feet of office/warehouse space located at 8406 Benjamin Road, Suite C, Tampa, Florida 33634 where PetCARE relocated its corporate office. Lease expense for 2003 totaled $5,077. Under this agreement minimum lease expense for the 12 months ended December 31, 2005 through 2007 and the eleven months ended November 30, 2008 will be approximately $39,400, $40,300, $41,100 and $38,500 respectively.

At December 31, 2004, PetCARE had a consulting agreement in place with Mr. James Calaway, a member of its Board of Directors. The agreement states that Mr. Calaway provide financial consulting services, at the direction of the Board of Directors, for the amount of $667 per month until PetCARE has received an aggregate of $2.5 million in funding.

NOTE H - SUBSEQUENT EVENTS

On March 11, 2005, PetCARE Television Network, Inc. (the "Company") and Vicis Capital, LLC ("Vicis") entered into Series A Convertible Debentures ("Debenture"), Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants. Pursuant to the terms of the Debentures, Vicis loaned the Company an aggregate of $250,000, at an annual rate of interest of fifteen percent (15%). The Debentures have a term of 24 months and the Company has the option to pay the interest semi-annually in cash or in shares of its registered Common Stock at a ten percent (10%) discount to the market price based on the average of the twenty trading days prior to the payment of the interest. On the date of maturity of the Debentures, the holder has the option

                       Read independent auditors' report.

                        PETCARE TELEVISION NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE H - SUBSEQUENT EVENTS (CONTINUED)

to convert into shares of the Company's Common Stock at a price of $0.10 per share.

Pursuant to the terms of the Series A Common Stock Purchase Warrants, Vicis may purchase up to 2,500,000 shares of common stock of the Company at an exercise price of $0.10 per share for a ten-year period. Under the terms of the Series B Common Stock Purchase Warrants Vicis may purchase up to 2,500,000 shares of common stock of the Company at an exercise price of $0.11 per share for a five-year period. Under the terms of the Series C Common Stock Purchase Warrants Vicis may purchase up to 1,250,000 shares of common stock of the Company at an exercise price of $.10 per share for a one-year period. The Debentures and Series A, B, and C Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis' overall ownership of the Common Stock of the Company will exceed 4.99%, unless such limitation is waived by Vicis upon no less than sixty-one days (61) advance written notice.

                       Read independent auditors' report.