Form 10QSB
period 2005-03-31
PETCARE TELEVISION NETWORK INC
filed 2005-05-16
CIK 1235899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended March 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                For the transition period from_____ to ______

                         Commission File No. 333-105840

                         MEDICAL MEDIA TELEVISION, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Florida                                                           59-3459320
                  -------                                                           ----------
(State or Other Jurisdiction of Incorporation or Organization)          (I.R.S. Employer Identification No.)

                           8406 Benjamin Road, Suite C
                              Tampa, Florida 33634
                              --------------------
                    (Address of Principal Executive Offices)

                                 (813) 888-7330
                                 --------------
                           (Issuer's Telephone Number)

                        PetCARE Television Network, Inc.
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of May 10, 2005, 1,309,476 shares of the Issuer's common stock, par value $.0005, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                                        2
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

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

Accountants' Review Report                                                               3

Balance Sheets as of March 31, 2005 and December 31, 2004                                4

Statements of Operations for the three months ended March 31, 2005 and 2004,
and from inception (October 2, 1989) through March 31, 2005                              5

Statements of Changes in Stockholders' Equity from inception (October 2, 1989)
through March 31, 2005                                                                   6

Statements of Cash Flows for the three months ended March 31, 2005 and 2004,
and from inception (October 2, 1989) through March 31, 2005                              7

Notes to the Financial Statements                                                     8-16

                         BAUMANN, RAYMONDO & COMPANY PA
                         405 North Reo Street, Suite 405
                              Tampa, Florida 33609
                                  (813)288-8826

                           ACCOUNTANTS' REVIEW REPORT

Board of Directors
Medical Media Television, Inc.
f/k/a PetCARE Television Network, Inc.

We have reviewed the accompanying balance sheets of Medical Media Television, Inc. f/k/a PetCARE Television Network, Inc. as of March 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Medical Media Television, Inc. f/k/a PetCARE Television Network, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in Note A, the Company has been in the development stage since its inception on October 2, 1989. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

/s/ BAUMANN, RAYMONDO & COMPANY PA
May 12, 2005

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a/ PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                            March 31,       December 31,
                                                                              2005             2004
                                       ASSETS                               Unaudited         Audited
                                                                           -----------      -----------
Current assets:
    Cash                                                                   $    57,501      $    18,793
    Accounts receivable, net of reserves                                           300            9,470
    Prepaid expenses                                                            49,349           77,374
    Other receivables                                                           20,500              871
                                                                           -----------      -----------
         Total current assets                                                  127,650          106,508
                                                                           -----------      -----------

Fixed assets:
    Computer equipment                                                          10,265           10,265
    Leasehold imporvements                                                       6,196            6,196
    Accumulated depreciation                                                    (6,151)          (4,924)
                                                                           -----------      -----------
                                                                                10,310           11,537
                                                                           -----------      -----------

Other assets:
    Security deposits                                                            7,596            7,596
                                                                           -----------      -----------

         Total assets                                                      $   145,556      $   125,641
                                                                           ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                       $    97,727      $    57,851
    Accrued expenses and other current liabilities                             569,387          376,992
    Deferred revenue                                                            15,851           12,068
    Notes payable to stockholders                                            2,377,500        2,127,500
                                                                           -----------      -----------
         Total current liabilities                                           3,060,465        2,574,411
                                                                           -----------      -----------

Long-term liabilities
    Notes payable                                                            1,375,000        1,375,000
    Note payable to stockholder                                                 50,000           50,000
    Deferred revenue                                                            20,781           20,004
                                                                           -----------      -----------
         Total long-term liabilities                                         1,445,781        1,445,004
                                                                           -----------      -----------

         Total liabilities                                                   4,506,246        4,019,415
                                                                           -----------      -----------

    Stockholders' deficit:
       Preferred stock - no par value; 25,000,000 shares  authorized;
       Common stock - par value $.0005; 100,000,000 shares authorized;
        13,091,685 shares issued and outstanding                                 6,546            6,546
       Additional paid-in capital                                              671,668          671,668
       Accumulated deficit during development stage                         (5,038,904)      (4,571,988)
                                                                           -----------      -----------
          Total stockholders' deficit                                       (4,360,690)      (3,893,774)
                                                                           -----------      -----------

          Total liabilities and stockholders' deficit                      $   145,556      $   125,641
                                                                           ===========      ===========

                       See Notes to Financial Statements.

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
               FROM INCEPTION (OCTOBER 2, 1989) to MARCH 31, 2005

                                                                                       From
                                                            March 31,              Inception to
                                               ------------------------------        March 31,
                                                   2005               2004             2005
                                               ------------      ------------      ------------
Revenues, net                                  $     19,249      $      9,178      $     95,017

Cost of revenues                                      9,328                --            18,490
                                               ------------      ------------      ------------

Gross profit                                          9,921             9,178            76,527
                                               ------------      ------------      ------------

Operating expenses:
     DVD production costs                            36,519            29,220           414,499
     General and administration                     172,570           380,795         2,562,756
     Sales and marketing                            120,410           104,451         1,291,111
     Depreciation and amortization                    1,227               699           150,708
                                               ------------      ------------      ------------
          Total operating expense                   330,726           515,165         4,419,074
                                               ------------      ------------      ------------

Operating loss                                     (320,805)         (505,987)       (4,342,547)
                                               ------------      ------------      ------------

Other income and (expense)
     Interest expense                              (147,136)          (70,275)         (704,200)
     Interest income                                     74               191             1,581
     Other income                                       951                --             2,437
     Gain on sale of subsidiary                          --                --             2,421
                                               ------------      ------------      ------------
          Total other income (expense)             (146,111)          (70,084)         (697,761)
                                               ------------      ------------      ------------

Loss before extraordinary items                    (466,916)         (576,071)       (5,040,308)

     Gain on extinguishment of debt                      --                --             1,404
                                               ------------      ------------      ------------

Loss before taxes                                  (466,916)         (576,071)       (5,038,904)

     Provision for income taxes                          --                --                --
                                               ------------      ------------      ------------

Net loss                                       $   (466,916)     $   (576,071)     $ (5,038,904)
                                               ============      ============      ============

Net loss per share, basic and diluted                ($0.04)           ($0.05)           ($0.96)
                                               ============      ============      ============

Weighted average shares, basic and diluted       13,091,685        12,038,292         5,229,528
                                               ============      ============      ============

                       See Notes to Financial Statements.

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR PERIOD FROM INCEPTION (OCTOBER 2, 1989) THROUGH MARCH 31, 2005



                                                 Preferred Stock             Common Stock          Additional
                                           -------------------------   -------------------------     Paid-in    Subscription
                                              Shares        Amount        Shares       Amount        Capital     Receivable
                                           -----------   -----------   -----------   -----------   -----------   -----------
Issuance of $0.01 par value common
  shares to an individual for a note                --   $        --         1,000   $       100   $     1,900   $    (2,000)
Payment of subscription receivable                  --            --            --            --            --         1,885
Stock split 2,000:1 and change par                  --            --            --            --            --            --
 value from $0.01 to $0.0005                        --            --     1,999,000           900          (900)           --
                                           -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1996                          --            --     2,000,000         1,000         1,000          (115)

Repurchase of shares                                --            --            --            --            --            --
Issuance of common stock                            --            --     2,476,000         1,238         3,762        (5,000)
                                           -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1997                          --            --     4,476,000         2,238         4,762        (5,115)

Net loss                                            --            --            --            --            --            --
                                           -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1998                          --            --     4,476,000         2,238         4,762        (5,115)
                                           -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 1999                          --            --     4,476,000         2,238         4,762        (5,115)

Shares issued in connection
 with merger with Y2K Recording, Inc.               --            --     1,025,000           513            --            --
Net income                                          --            --            --            --            --            --
                                           -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2000                          --            --     5,501,000         2,751         4,762        (5,115)

Shares issued in connection
 with merger with Savage Mojo, Inc.                 --            --     8,000,000         4,000            --            --
Shares issued for services                          --            --        10,000             5           995            --
Contributed capital                                 --            --            --            --         5,672            --
Net loss                                            --            --            --            --            --            --
                                           -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2001                          --            --    13,511,000         6,756        11,429        (5,115)

Series A shares sold in private placement       47,750        95,500            --            --            --            --
Retire treasury stock                               --            --    (1,725,000)         (863)       (4,137)           --
Shares issued as premium for notes                  --            --     2,939,553         1,470            --            --
Shares issued for Cohen employment
 agreement                                          --            --       748,447           374        74,471            --
Cancellation of outstanding stock
 returned by M. Klimes                              --            --    (4,000,000)       (2,000)           --            --
Shares issued for services                          --            --       312,000           156        31,044            --
Payment of subscription receivable                  --            --            --            --            --         5,000
Write off of subscription receivable                                                                                     115
Net loss                                            --            --            --            --            --            --
                                           -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2002                      47,750        95,500    11,786,000         5,893       112,807            --

Shares issued for services                          --            --        50,000            25         4,975            --
Series A shares sold in private placement       53,500       107,000            --            --            --            --
Series B shares sold in private placement        1,000         2,000            --            --            --            --
Net loss                                            --            --            --            --            --            --
                                           -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2003                     102,250       204,500    11,836,000         5,918       117,782            --

Conversion of Series A to common              (101,250)     (202,500)      525,959           263       202,237            --
Cancellation and refund of Series B             (1,000)       (2,000)           --            --            --            --
Shares issued for services                          --            --       372,583           186       101,828            --
Shares issued for debt                              --            --       357,143           179       249,821            --
Net loss                                            --            --            --            --            --            --
                                           -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2004                          --            --    13,091,685                     671,668

Net loss                                            --            --            --            --            --            --
                                           -----------   -----------   -----------   -----------   -----------   -----------
Balance, March 31, 2005                             --   $        --    13,091,685   $     6,546   $   671,668   $        --
                                           ===========   ===========   ===========   ===========   ===========   ===========


                                             Accumulated
                                           Deficit during      Treasury Stock
                                             Development   -------------------------
                                                Stage        Shares        Amount         Total
                                             -----------   -----------   -----------   -----------
Issuance of $0.01 par value common
  shares to an individual for a note         $        --            --            --   $        --
Payment of subscription receivable                    --            --            --         1,885
Stock split 2,000:1 and change par                    --            --            --            --
 value from $0.01 to $0.0005                          --            --            --            --
                                             -----------   -----------   -----------   -----------
Balance, December 31, 1996                            --            --            --         1,885

Repurchase of shares                                  --    (1,725,000)       (5,000)       (5,000)
Issuance of common stock                              --            --            --            --
                                             -----------   -----------   -----------   -----------
Balance, December 31, 1997                            --    (1,725,000)       (5,000)       (3,115)

Net loss                                          (2,867)           --            --        (2,867)
                                             -----------   -----------   -----------   -----------
Balance, December 31, 1998                        (2,867)   (1,725,000)       (5,000)       (5,982)
                                             -----------   -----------   -----------   -----------

Balance, December 31, 1999                        (2,867)   (1,725,000)       (5,000)       (5,982)

Shares issued in connection
 with merger with Y2K Recording, Inc.                 --            --            --           513
Net income                                           434            --            --           434
                                             -----------   -----------   -----------   -----------
Balance, December 31, 2000                        (2,433)   (1,725,000)       (5,000)       (5,035)

Shares issued in connection
 with merger with Savage Mojo, Inc.                   --            --            --         4,000
Shares issued for services                            --            --            --         1,000
Contributed capital                                   --            --            --         5,672
Net loss                                         (57,151)           --            --       (57,151)
                                             -----------   -----------   -----------   -----------
Balance, December 31, 2001                       (59,584)   (1,725,000)       (5,000)      (51,514)

Series A shares sold in private placement             --            --            --        95,500
Retire treasury stock                                 --     1,725,000         5,000            --
Shares issued as premium for notes                    --            --            --         1,470
Shares issued for Cohen employment
 agreement                                            --            --            --        74,845
Cancellation of outstanding stock
 returned by M. Klimes                                --            --            --        (2,000)
Shares issued for services                            --            --            --        31,200
Payment of subscription receivable                    --            --            --         5,000
Write off of subscription receivable                                                           115
Net loss                                        (498,888)           --            --      (498,888)
                                             -----------   -----------   -----------   -----------
Balance, December 31, 2002                      (558,472)           --            --      (344,272)

Shares issued for services                            --            --            --         5,000
Series A shares sold in private placement             --            --            --       107,000
Series B shares sold in private placement             --            --            --         2,000
Net loss                                      (1,825,313)           --            --    (1,825,313)
                                             -----------   -----------   -----------   -----------
Balance, December 31, 2003                    (2,383,785)           --            --    (2,055,585)

Conversion of Series A to common                      --            --            --            --
Cancellation and refund of Series B                   --            --            --        (2,000)
Shares issued for services                            --            --            --       102,014
Shares issued for debt                                --            --            --       250,000
Net loss                                      (2,188,203)           --            --    (2,188,203)
                                             -----------   -----------   -----------   -----------
Balance, December 31, 2004                    (4,571,988)           --            --    (3,893,774)

Net loss                                        (466,916)           --            --      (466,916)
                                             -----------   -----------   -----------   -----------
Balance, March 31, 2005                      $(5,038,904)  $        --   $        --   $(4,360,690)
                                             ===========   ===========   ===========   ===========

                       See Notes to Financial Statements.

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
               FROM INCEPTION (OCTOBER 2, 1989) TO MARCH 31, 2005

                                                                                                         From
                                                                             March 31,              Inception to
                                                                   ----------------------------       March 31,
                                                                       2005             2004             2005
                                                                   -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITES
  Net loss                                                         $  (466,916)     $  (576,071)     $(5,038,904)
     Adjustments to reconcile net loss to net cash flows from
        operating activities:
          Depreciation and amortization expense                          1,227              699           13,782
          Gain on sale of subsidiary                                        --               --           (2,421)
          Gain on extinguishment of debt                                    --               --           (1,404)
          Compensation expense - stock for services                         --               --          106,045
          Bad debt expense - write off subscription receivable              --                            10,115
          Changes in assets and liabilities:
             Accounts receivable                                         9,170           (8,500)         (10,300)
             Prepaid expenses                                           28,026           (7,059)         (49,485)
             Other receivables                                         (19,630)          (6,484)         (20,364)
             Security deposits                                              --               --           (7,596)
             Accounts payable                                           39,875          111,508           97,726
             Accrued expenses and other current liabilities            196,956         (170,144)         614,449
                                                                   -----------      -----------      -----------

Net cash flows (used) in operating activities                         (211,292)        (656,051)      (4,288,357)
                                                                   -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                     --           (5,646)         (16,961)
                                                                   -----------      -----------      -----------

Net cash flows (used) in investing activities                               --           (5,646)         (16,961)
                                                                   -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued                                                       --               --           14,185
  Common stock issued for debt                                              --               --          250,000
  Common stock issued for services                                          --               --          102,014
  Common stock subscriptions (issued) paid                                  --               --             (115)
  Preferred stock issued (redeemed)                                         --               --          202,500
  Proceeds from notes payable                                          250,000        1,000,000        1,625,000
  Proceeds from loans from stockholders-net                                 --          (69,500)       2,169,235
                                                                   -----------      -----------      -----------

Net cash flows provided by financing activities                        250,000          930,500        4,362,819
                                                                   -----------      -----------      -----------

Decrease in cash                                                        38,708          268,803           57,501
Cash, beginning of period                                               18,793               --               --
                                                                   -----------      -----------      -----------
Cash, end of period                                                $    57,501      $   268,803      $    57,501
                                                                   ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                             $       253      $     2,010      $     5,769
                                                                   ===========      ===========      ===========

                       See Notes to Financial Statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

On April 21, 2005, PetCARE Television Network, Inc. changed its name to Medical Media Television, Inc. ("Medical Media" or the "Company"). Medical Media was organized as a Florida corporation on October 2, 1989. On April 22, 2005, Medical Media organized a wholly owned subsidiary, PetCARE Television Network, Inc., a Florida corporation. Also on April 22, 2005 Medical Media organized AAMN Acquisition Sub, Inc. a wholly owned Florida corporation, the purpose of which is more fully discussed in NOTE F - SUBSEQUENT EVENTS. Medical Media is a development stage company, and as such has devoted its efforts since its inception in developing and implementing its business plan, which includes but is not limited to establishing a subscriber network of approximately 3,000 veterinary clinics and hospitals, writing and producing its monthly DVD magazines, making contacts with potential advertisers, obtaining debt and equity financing, establishing its accounting systems, and performing other administrative functions. The Company's primary goal is to provide educational programming, targeted to pet owners worldwide, focused on optimal healthcare for animal companions. The Company's programming is obtained through a one or three year subscription, with a TV/DVD system included in the three-year plan. The Company's updated DVD magazines are shipped monthly to all veterinarian subscribers and are funded, in part, by commercial advertisers included on the DVD magazines.

Basis of Accounting

Medical Media maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for a better matching of revenues and expenses.

Interim Information

The accompanying unaudited financial statements of Medical Media have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, Medical Media considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

Fiscal Year

Medical Media elected December 31 as its fiscal year.

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

Income Taxes

Medical Media records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". The deferred taxes payable are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates. Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Since its inception, Medical Media has an accumulated loss of $5,006,712 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is as follows:

      Future tax benefit                                          $ 1,502,014
      Valuation allowance                                          (1,502,014)
                                                                  -----------

      Future tax benefit                                          $        --
                                                                  ===========

As of March 31, 2005, no deferred taxes were recorded in the accompanying financial statements.

Advertising Costs

Medical Media expenses the production costs of advertising the first time the advertising takes place.

Fixed Assets

Medical Media's fixed assets consist of computer equipment being depreciated over 3 years and leasehold improvements being depreciated over the remaining life of the current lease.

Going Concern

Medical Media Television Network, Inc. f/k/a PetCARE Television Network, Inc. was organized as a Florida corporation on October 2, 1989 and is a development stage company, and as such, as devoted its efforts since inception to developing and implementing its business plan. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations.

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

NOTE B - COMMON AND PREFERRED STOCK

Start of trading on the OTC Bulletin Board

On February 2, 2004, Medical Media's common stock began trading on the OTC-Bulletin Board under the symbol PTNW. As a result of the Company's recent corporate name change to Medical Media Television, Inc., the Company's common stock is now traded under the symbol of MMTV. There is a limited public trading market for its common stock and a regular, more active trading market may not develop, or if developed, may not be sustained.

Issuance of Common Stock

In February 2004, Medical Media entered into a Note Purchase Agreement and Subordinated Convertible Promissory Note (the "February Note") with Victus Capital, LP, a Delaware limited partnership ("Victus"). Under the terms of the February Note, Victus loaned Medical Media $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments were made, $250,000 of the principal amount of the February Note was delivered to an escrow agent to hold for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the February Note, Victus has the option to convert the principal and any outstanding interest into shares of a future private offering, or into shares of the Company's Common Stock at a price of $.375 per share. Upon acceleration or conversion of the February Note, any unpaid balance in the escrow account would be returned to Victus. In May 2004, Medical Media issued 357,143 shares of its Common Stock at $.70 per share and 714,286 Common Stock Purchase Warrants in lieu of $250,000 in interest due on the February Note. Accordingly, the $250,000 being held in escrow was released to the Company in exchange for the shares and warrants. Each warrant is exercisable into the Company's Common Stock at $1.00 per share. The warrants are exercisable at any time for five years from the date of issuance. The February Note, shares, and warrants were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933 (the "Securities Act"). In March 2005, Vicis Capital, LP, a Delaware limited partnership ("Vicis") acquired certain assets of Victus. Included in the acquisition were the February-Note, the 357,143 shares of Common Stock of Medical Media, and the 714,286 Common Stock Purchase Warrants discussed above.

In April 2004, Medical Media issued 67,583 shares of Common Stock to two vendors in exchange for debt recorded as accounts payable on the accompanying financial statements. The shares of Common Stock were issued under the exemption from registration provided in Section 4(2) of the Securities Act.

In May 2004, Medical Media issued 533,333 warrants to purchase its Common Stock in accordance with the Placement Agent Fee agreement entered into with H.C. Wainwright, Inc., dated February 2004. The warrants became due as a result of the funds raised in conjunction with the Victus Note discussed above. The warrants were issued under the exemption from registration provided in Section 4(2) of the Securities Act.

In June 2004, the Company issued 250,000 shares of Common Stock to a vendor in exchange for debt. The shares of Common Stock were issued under the exemption from registration provided in Section 4(2) of the Securities Act

During the three months ended June 30 2004, the Company issued 55,000 shares of Common Stock to members of its Veterinary Advisory Board.

On July 28, 2004, the Company entered into a seven-month financial consulting agreement with TotalCFO, Inc. ("TotalCFO"). In connection with the consulting agreement, the Company agreed to issue 300,000 warrants to purchase its common stock (the "TotalCFO Warrants") in exchange for the services to be rendered. The TotalCFO Warrants were issued in September 2004. The warrants were issued under the exemption from registration provided in Section 4(2) of the Securities Act.

Series B Convertible Preferred Stock

On October 21, 2003, the Board of Directors of Medical Media adopted a resolution providing for the creation of Medical Media's Certificate of Designation, Preferences, Rights and Limitations for its Series B Convertible Preferred Stock ("Series B Stock"). As a result of this resolution, Medical Media had 1,000,000 no par value preferred shares authorized. In November 2003, Medical Media offered 1,000,000 of its Series B Stock in a private placement of units consisting of one share of Series B Stock and one warrant to purchase common stock of the Company for $2.00 per unit. After only selling 1,000 units for the purchase price of $2,000, the Company decided to discontinue the offering. In May 2004, the Company refunded the $2,000 paid by the sole shareholder of Series B Stock. The offering is claimed to be exempt under
Section 4(2) of the Securities Act.

On May 18, 2004, the Board of Directors of Medical Media adopted a resolution providing for the amendment of Medical Media's Certificate of Designation, Preferences, Rights and Limitations for its Series B Convertible Preferred Stock ("Series B Preferred Stock"). As a result of this resolution, Medical Media has 1,500,000 no par value preferred shares authorized. These shares are convertible into the Company's Common Stock at any time commencing one (1) year from the date of issuance. Each share of Series B Preferred Stock converts into shares of the Company's Common Stock at the variable conversion price equal to 70% of the average closing price as reported by Bloomberg L.P. for the 20 trading days preceding the date of conversion. However, in no event shall the conversion price be less than $0.50 per share, nor greater than $1.50 per share. The holders of the Series B Preferred Stock will be entitled to dividends of 8% per annum, payable in one payment upon conversion of the Series B Preferred Stock. In

In June 2004, Medical Media offered 1,500,000 of its Series B Preferred Stock in a private placement of units consisting of one share of Series B Preferred Stock and one warrant to purchase common stock of the Company for $1.00 per unit. At the time of this filing, no units have been sold. The offering is claimed to be exempt under Section 4(2) of the Securities Act.

Stock Options

Medical Media has an equity incentive plan available to key employees and consultants of the Company. Under the plan, Medical Media may grant options for up to two million shares of common stock. The exercise price of each incentive option is equal to the greater of the fair market value of Medical Media's stock on the date of grant or the aggregate par value of the stock on the date of grant. In the case of any 10% stockholder, the incentive option price will not be less than 110% of the fair market value on the date of grant. The Compensation Committee of the Board of Directors shall determine the price at which shares of stock may be purchased under a nonqualified option. Options expire ten years from the date of grant, except for those granted to a 10% stockholder, which expire five years from the date of grant. To date, Medical Media has granted 159,000 nonqualified options under the plan.

NOTE C - RELATED PARTY TRANSACTIONS

Medical Media has in place a consulting agreement, dated June 1, 2002, with James Calaway, a former director of the Company, which states that Medical Media will pay that director $667 per month until Medical Media has received $2.5 million in equity funding. As of March 31, 2005, Medical Media had received $204,500 in equity funding. Management believes it will receive the remainder of the $2.5 million in funding within the next twelve months.

In May and June 2002, Medical Media issued the following non-interest bearing promissory notes:

      o James Calaway, a former director, in the original principal amount of $100,000, current balance $91,500

      o Daniel V. Hugo, a former officer and former director, in the original principal amount of $25,000

      o     Robert and Janna Hugo in the original principal amount of $6,000

      o     Robert and Jamie Turner in the original principal amount of $5,000

The repayment of these notes is contingent upon the receipt of funds received through private placement transactions pursuant to Rule 506, with periodic payments to be made to the holders as follows: 10% due after the first $300,000 is received; 10% due after the next $100,000 is received; 10% due after the next $100,000 is received, 35% due after the next $100,000 is received; and the remaining 35% due after the next $100,000 is received. As of December 31, 2004 and March 31, 2005, the aggregate principal balance on these notes was $127,500.

On March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 Medical Media entered into note purchase and security agreements (the "Edge Notes") with Pet Edge, LLC, a Connecticut limited liability company ("Edge"). Edge was organized for the sole purpose of funding the Company's business plan. Under the terms of the Edge Notes, Edge loaned the Company $1,000,000, $50,000, $50,000, and $275,000 respectively with simple interest at the rate of ten percent per annum. All principal and accrued interest on the Edge Notes is due March 9, 2006, May 27, 2006, June 5, 2006, and June 30, 2006 respectively. The notes may not be prepaid in whole or in part without the written consent of Edge. To secure the Company's obligations under the notes, the Company granted Edge a first priority security interest on all of its assets now owned and acquired during the term of the Edge Notes. The principal and interest on the Edge Notes is convertible into shares of common stock of the Company at $.246 per share. On November 10, 2003, Medical Media entered into an agreement with Edge to amend the terms of conversion of their notes issued on March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003. Under the terms of the agreement, the conversion price on the respective notes totaling $1,375,000 shall provide that if shares, in segments of not less than $250,000, are converted before one year from the date of the agreement, the conversion price will be $0.214 per share, and if converted after one year from the date of the agreement and before two years from the date of the agreement, the conversion price will be $0.23 per share.

On June 10, 2003, Medical Media entered into a note purchase agreement with one of its directors, Dr. Mark Maltzer (the "Maltzer Note"). Under the terms of the Maltzer Note, Dr. Maltzer agreed to loan Medical Media $50,000 with simple interest at a rate of ten percent per annum. All principal and accrued interest is due June 9, 2006. The principal and interest on the Maltzer Note is convertible into shares of its common stock at $.246 per share.

On June 5, 2002, Medical Media entered into an employment  agreement with Philip
M. Cohen that has an infinite term. This agreement automatically renews every ninety days commencing June 5, 2002. Medical Media may terminate the agreement with cause, effective upon delivery of written notice to Mr. Cohen, except where the cause is a material breach of this agreement, for which Mr. Cohen has sixty
(60) days to cure the material breach after written notice from Medical Media. Medical Media may terminate this agreement without cause, effective sixty (60) days after written notice to Mr. Cohen. Mr. Cohen may terminate this agreement with cause provided he delivers written notice to Medical Media sixty (60) days before termination, or without cause provided he delivers written notice one year before termination. If Medical Media terminates the agreement without cause, or Mr. Cohen terminates the agreement with cause, Medical Media will be obligated to pay Mr. Cohen the compensation, remuneration and expenses specified below for a period of five years from the date of notice. Under the terms of the agreement, Mr. Cohen will receive an annual salary of $150,000, payable in monthly installments of $12,500. This salary will be renegotiated at the end of each fiscal year. The salary was not renegotiated at the end of fiscal year 2002, 2003, or 2004. Mr. Cohen will also receive medical and long-term disability insurance at the Company's expense, as well as an automobile for business use, and reimbursement for certain business expenses.

On August 19, 2003, Medical Media entered into a sixty-two (62) month lease agreement commencing on October 1, 2003 with Liberty Property Limited Partnership for approximately 3,800 square feet of office/warehouse space located at 8406 Benjamin Road, Suite C, Tampa, Florida 33634. Lease expense for 2004 totaled $38,593. Under this agreement, projected lease expense for the 12 months ended December 31, 2005 through 2007 and the eleven months ended November 30, 2008 will be approximately $39,400, $40,300, $41,100 and $38,500 respectively.

NOTE D - SUBORDINATED CONVERTIBLE PROMISSORY NOTE

On February 13, 2004, Medical Media entered into a Note Purchase Agreement and Subordinated Convertible Promissory Note ("February Note") with Victus Capital, LP, a Delaware limited partnership ("Victus"). Under the terms of this twelve-month note, Victus loaned the Company $1,000,000 with interest of $62,500 or 6.25% per quarter. In order to insure that interest payments were made, $250,000 of the principal amount of the February Note was delivered to an escrow agent to hold for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the February Note, Victus has the option to convert the principal and any outstanding interest into shares of a future private offering, or into shares of the Company's common stock at a price of $0.375 per share. Upon acceleration or conversion of the February Note, any unpaid balance in the escrow account would be returned to Victus. In May, 2004, the Company entered into a Debt Conversion Agreement ("Conversion Agreement") with Victus whereby the Company agreed to issue Victus 357,143 shares of Common Stock and 714,286 Common Stock Purchase Warrants (exercisable at $1.00 per share at any time for five years from the date of issuance) in lieu of the cash payments of interest on the February Note. Simultaneous with the execution of the Conversion Agreement, the funds previously held in escrow were released from escrow and forwarded to the Company. In March 2005, Vicis Capital, LP, a Delaware limited partnership ("Vicis"), acquired certain assets of Victus. Included in the acquisition were the February-Note, the 357,143 shares of Common Stock of Medical Media, and 714,286 pre-split Common Stock Purchase Warrants discussed above.

On July 27, 2004, Medical Media and Victus entered into a Note Purchase Agreement ("NPA"), Subordinated Convertible Promissory Note ("July Note"), and Warrant to Purchase Shares of Common Stock (the "Warrant"). On July 28, 2004, pursuant to the terms of the NPA and the July Note, Victus loaned the Company $1,000,000, at an annual rate of interest of twenty percent (20%) compounded semi-annually. The July Note has a term of twelve months; however with the consent of both parties, the term of the July Note can be extended for an additional 12 months. For the first year, the Company shall have the right to pay interest on the July Note with registered, freely transferable common stock of the Company, valued at a ten percent (10%) discount to the market. On the date of maturity of the July Note, the July Note is convertible, at the option of the holder, into shares of the Company's common stock at a price of $.40 per share. Pursuant to the terms of the Warrant, Victus may purchase up to 2,500,000 shares of common stock of the Company at an exercise price of $0.75 per share. The Warrant expires on July 26, 2009. The July Note may not be converted and the Warrant may not be exercised to the extent that Victus' overall ownership of the common stock of the Company will exceed 4.99%, unless such limitation is waived by Victus upon no less than sixty-one days (61) advance written notice. In March 2005, Vicis acquired certain assets of Victus. Included in the acquisition were the Victus July Note and the Warrant discussed above.

On March 11, 2005, Medical Media Television Network, Inc. (the "Company") and Vicis entered into Series A Convertible Debentures ("Debenture"), Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and
Series C Common Stock Purchase Warrants. Pursuant to the terms of the Debentures, Vicis loaned the Company an aggregate of $250,000, at an annual rate of interest of fifteen percent (15%). The Debentures have a term of 24 months and the Company has the option to pay the interest semi-annually in cash or in shares of its registered Common Stock at a ten percent (10%) discount to the market price based on the average of the twenty (20) trading days prior to the payment of the interest. On the date of maturity of the Debentures, the holder has the option to convert into shares of the Company's Common Stock at a price of $0.10 per share. Pursuant to the terms of the Series A Common Stock Purchase Warrants, Vicis may purchase up to 2,500,000 shares of common stock of the Company at an exercise price of $0.10 per share for a ten-year period. Under the terms of the Series B Common Stock Purchase Warrants Vicis may purchase up to 2,500,000 shares of common stock of the Company at an exercise price of $0.11 per share for a five-year period. Under the terms of the Series C Common Stock Purchase Warrants Vicis may purchase up to 1,250,000 shares of common stock of the Company at an exercise price of $.10 per share for a one-year period. The Debentures and Series A, B, and C Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis' overall ownership of the Common Stock of the Company will exceed 4.99%, unless such limitation is waived by Vicis upon no less than sixty-one days (61) advance written notice.

NOTE E - SUBSEQUENT EVENTS

A Written Action of a Majority of the Shareholders in Lieu of Special Meeting was signed on April 6, 2005, in which 7,079,471 shares of the total shares of the Common Stock outstanding of 13,091,685 (54.07%) approved the Memorandum of Terms for the Company's acquisition of African American Medical Network, Inc., a wholly-owned subsidiary of AFMN, Inc. and authorized the Company's Board of Directors to (i) change the Company's corporate name from PetCARE Television Network, Inc. to Medical Media Television, Inc.; (ii) combine the Company's issued and outstanding Common Stock on a 1:30 basis effective as of May 4, 2005; and (iii) declare and issue a dividend of two (2) shares of the Company's restricted common stock for each share of common stock held by shareholders of record as of May 10, 2005.

On May 6, 2005, the Company issued its Series B Convertible Debentures ("Series B Debentures") to Vicis Capital Master Series Trust ("Vicis"), a fund managed by Vicis Capital, LP, a Delaware limited partnership, pursuant to the exemption from registration found in Section 4(2) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Pursuant to the terms of the Series B Debentures, Vicis loaned the Company an aggregate of $250,000, at an annual rate of interest of fifteen percent (15%). The Series B Debentures have a term of 24 months and the Company has the option to pay the interest semi-annually in cash or in shares of its registered Common Stock at a ten percent (10%) discount to the market price based on the average five (5) days Volume Weighted Average Closing Price of the Company's common stock for the five (5) trading days prior to payment. On the date of maturity of the Series B Debentures, the holder has the option to convert into shares of the Company's Common Stock at a price of $2.40 per share (post-split).

In addition to, and in connection with, the foregoing, the Company also issued its Series D Common Stock Purchase Warrants, Series E Common Stock Purchase Warrants, and Series F Common Stock

Purchase Warrants to Vicis. Pursuant to the terms of the Series D Common Stock Purchase Warrants, Vicis may purchase up to 104,167 shares of the Company's Common Stock at an exercise price of $2.40 per share for a ten (10) year period. Under the terms of the Series E Common Stock Purchase Warrants, Vicis may purchase up to 104,167 shares of the Company's Common Stock at an exercise price of $2.40 per share for a five- (5) year period. Under the terms of the Series F Common Stock Purchase Warrants, Vicis may purchase up to 104,167 shares of the Company's Common Stock at an exercise price of $2.40 per share for a one-year period. The Series B Debentures and Series D, E, and F Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis' overall ownership of the Common Stock of the Company giving effect to that conversion and together with the right to receive any common stock within sixty days of the conversion date will exceed 4.99% of the Company's outstanding stock at that time.

On May 11, 2005 the Company executed that certain Merger Agreement (the "Merger Agreement") by and among AFMN, Inc. a Delaware corporation ("AFMN"), African American Medical Network, Inc. a Florida corporation ("African American Medical"), and AAMN Acquisition Sub whereby the Company will acquire 100% of the capital stock of African American Medical in exchange for 14,865,657 shares of its common stock. African American Medical provides educational programming to patients through installation of viewing systems in doctor's offices serving the African-American population. Pursuant to the terms of the Agreement, AAMN Acquisition Sub will be merged with and into African American Medical, and AFMN will receive the aforementioned shares of Medical Media in exchange for all of the outstanding shares of capital stock of African American Medical owned by AFMN. Pursuant to the terms of the Merger Agreement, the Company intends to file a Registration Statement on Form S-4 with the Securities and Exchange Commission (the "SEC") registering the shares the Company intends to issue AFMN. The closing of the Merger Agreement will occur within three (3) business days of the date upon which the registration statement on Form S-4 is declared effective by the SEC, which will be filed as soon as practical.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

      On April 21, 2005, PetCARE Television Network, Inc. changed its name to Medical Media Television, Inc. ("Medical Media" or the "Company"; references to "we," "our" or "us" also mean the Company). Medical Media was organized as a Florida corporation on October 2, 1989. On April 22, 2005, Medical Media organized a wholly-owned subsidiary, PetCARE Television Network, Inc., a Florida corporation. Also on April 22, 2005, Medical Media organized AAMN Acquisition Sub, Inc., a wholly-owned Florida corporation ("AAMN Acquisition Sub"), the purpose of which is more fully discussed below in Item 5, "Subsequent Events." We are a development stage company, and as such, have devoted our efforts since inception to developing and implementing our business plan. Since the commencement of the implementation of our current business plan (June 2002), we have devoted our efforts to the following activities:

      o     Raising capital;

      o     Producing our programming;

      o     Securing advertisers for our programming;

      o     Securing equipment;

      o     Producing marketing materials for veterinarians and advertisers;

      o     Contracting for subscription audits;

      o     Securing veterinary office locations to show our programming;

      o     Shipping equipment and educational programming to veterinarians; and

      o     Establishing a presence at trade shows.

      Our primary goal is to provide educational programming, targeted to pet owners worldwide, focused on optimal healthcare for animal companions. While pet owners are seated in their veterinarian's reception area, our DVD magazine is played, with an encouraging theme throughout each segment to "just ask" their veterinarian about current techniques, products and services available. The programming is funded, in part, by commercial advertisers that are reviewed and approved by our Veterinary Advisory Board, a distinguished group of veterinary professionals committed to providing quality educational, entertaining, and encouraging veterinary health programming. Our programming is obtained through an annual or three-year subscription, with a TV/DVD viewing system included in the three-year plan. Updated DVD magazines are mailed monthly to all subscribers.

      We have expended approximately $4,362,819 through March 31, 2005 in developing our business plan, which included placing systems in approximately 3,000 veterinary offices, and the completion of production, replication, and delivery of our monthly DVD magazines. For the period from the implementation of our current business plan (June 2002) through March 31, 2005, we have generated $11,674 of revenue and $36,632 of deferred revenue from subscription sales to veterinarian offices, $68,950 from advertising and $7,962 from sales of Welcome Home Your New Friend (educational DVDs for new pet owners, sold to veterinarians who distribute them to their clients).

      Our website (www.petcaretv.com) was developed in cooperation with a third party consultant. We use our website primarily as an information tool for prospective subscribers and advertisers who can log on to find out about our business. Prospective subscribers are allowed to view our current programming, review frequently asked questions, review our subscription process, and print out a subscription agreement.

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

Revenue Recognition

      We generate revenue from two primary sources: advertisers on our DVD magazines (the "Advertisers") and subscribers to our network (the "Subscribers"). With regard to Advertisers, we recognize revenue in the period in which the Advertisers' commercials appear on our DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement (1, 3, or 4 years) entered into between the Company and each Subscriber.

Plan of Operations

Results of Operations - Inception (October 2, 1989) to March 31, 2005

      From inception to March 31, 2005, we had losses totaling $5,006,712. For this period, our general and administrative costs totaled $2,580,656 or 59% of total operating expenses. DVD production costs totaled $414,499 or 9% of total operating expenses, and sales and marketing costs totaled $1,274,240 or 29% of total operating expenses. The remainder of operating expense is represented by depreciation and amortization that totaled $150,708 or 3% of total operating expenses.

Results of  Operations  - Comparison  of Three Months  Ending March 31, 2005 and
2004

      For the three month period ending March 31, 2005, we had losses totaling $434,724, compared to losses of $576,071 for the same period in 2004. The decrease of $141,347 is primarily a result of fund raising costs in 2004. For the three month period ending March 31, 2005, our general and administration costs totaled $190,470, compared to $380,795 for the same period in 2004. This decrease of $190,325 is primarily attributed to fees and costs related to our fund raising efforts during 2004 ($155,000). Our DVD production costs totaled $36,519 for the period ending March 31, 2005, compared to $29,220 for the same period in 2004. We associate this minimal change to the implementation of production efficiencies and other cost saving methods offset by increased production costs related to the Company's conversion from quarterly to monthly DVD distribution. Our sales and marketing costs totaled $103,539 for the three months ending March 31, 2005, compared to $104,451 for the same period in 2004. Depreciation and amortization costs totaled $1,227 for the three months ended March 31, 2005.

Liquidity and Capital Resources

      As of May 10, 2005, we had cash on hand of approximately $115,000, which is sufficient to satisfy our operating requirements through May 2005. To satisfy our operating requirements through December 2005, we estimate that we will need an additional $1,200,000. If we do not generate revenues or secure debt or equity financing before the end of May 2005, we will be unable to sustain our current level of operations and may have to cut back or shut down our operations at that time.

      On May 16, 2002, we issued a non-interest bearing promissory note to James Calaway, a former director, in the original principal amount of $100,000 (the "Calaway Note"). At March 31, 2005, the principal balance due on the Calaway Note was $91,500.

      In June 2002, we issued the following non-interest bearing promissory notes (the "Hugo/Turner Notes"), all of which remained due and payable at March 31, 2005:

      o Daniel V. Hugo, a former officer and director, in the amount of $25,000;

      o     Robert and Janna Hugo, in the amount of $6,000; and

      o     Robert and Jamie Turner, in the amount of $5,000.

      On March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 we entered into note purchase and security agreements (the "Edge Notes") with Pet Edge, LLC, a Connecticut limited liability company ("Edge"). Edge was organized for the sole purpose of funding our business plan. Under the terms of the Edge Notes, Edge loaned us $1,000,000, $50,000, $50,000, and $275,000 respectively with simple interest at the rate of ten percent (10%) per annum. All principal and accrued interest on the Edge Notes is due March 9, 2006, May 27, 2006, June 5, 2006, and June 30, 2006 respectively. The Edge Notes may not be prepaid in whole or in part without the written consent of Edge. To secure our obligations under the Edge Notes, we granted Edge a first priority security interest on all of our assets, now owned and acquired during the term of the Edge Notes. The principal and interest on the Edge Notes is convertible into shares of our common stock, par value $.0005 ("Common Stock"), at $.246 per share. On November 10, 2003, we entered into an agreement with Edge to amend the terms of conversion of the Edge Notes. Under the terms of the agreement, the conversion price on the Edge Notes totaling $1,375,000 provides that if shares, in segments of not less than $250,000, are converted before one year from the date of the agreement, the conversion price will be $0.214 per share, and if converted after one year from the date of the agreement and before two years from the date of the agreement, the conversion price will be $0.23 per share.

      Subsequently, on May 11, 2005, pursuant to the terms of a Merger Agreement entered into by and among African American Medical Network, Inc., a Florida corporation, AFMN, Inc., a Delaware corporation, Medical Media, and AAMN Acquisition Sub, the principal and interest of the existing Edge Notes, as described in the above paragraph, may be exchanged, at the option of Edge for either of (1) "Series A Zero Coupon Preferred Stock," which preferred stock shall (i) have a senior liquidation preference of $1,375,000, (ii) be convertible into shares of the Company's Common Stock at a fixed conversion price of Two and 40/100 Dollars ($2.40) per share, and (iii) have preemptive rights on an as-converted basis; or (2) the number of shares of Common Stock issuable pursuant to the terms of the Edge Notes. If the holders of the Edge Notes elect to convert the Edge Notes into Series A Zero Coupon Preferred Stock, the Company shall issue to Edge three hundred percent (300%) warrant coverage, calculated on the number of shares of the Company's Common Stock issuable upon conversion of the Series A Zero Coupon Preferred Stock (the "Edge Stock Warrants"). The Edge Stock Warrants shall have a term of five (5) years and a strike price of fifteen cents ($0.15).

      On June 10, 2003, we entered into a Note Purchase Agreement and Convertible Promissory Note with a former director, Mark Maltzer (the "Maltzer Note"). Under the terms of the Maltzer Note, Dr. Maltzer agreed to loan us $50,000 with simple interest at a rate of ten percent (10%) per annum. All principal and accrued interest is due June 9, 2006. The principal and interest on the Maltzer Note is convertible into shares of our Common Stock at $.246 per share.

      On February  13,  2004,  we entered  into a Note  Purchase  Agreement  and
Subordinated Convertible Promissory Note with Victus Capital, LP, a Delaware limited partnership, ("Victus") ("Victus February Note"). Under the terms of the Victus February Note, Victus loaned us $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments were made, $250,000 of the principal amount of the Victus February Note was delivered to an escrow agent to hold for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the Victus February Note, Victus has the option to convert the principal and any outstanding interest into shares of a subsequent private offering of preferred stock, or into shares of our Common Stock at a price of $.375 per share. Upon acceleration or conversion of the Victus February Note, any unpaid balance in the escrow account would be returned to Victus. In May 2004, we issued 357,143 shares of our Common Stock at $.70 per share and 714,286 Common Stock Purchase Warrants in lieu of $250,000 in interest due under the Victus February Note. Accordingly, the $250,000 being held in escrow was released to us in exchange for the shares and warrants. Each warrant is exercisable into the Company's Common Stock at $1.00 per share. The warrants are exercisable at any time for five years from the date of issuance. In March 2005, Vicis Capital, LP, a Delaware limited partnership ("Vicis"), acquired certain assets of Victus. Included in the acquisition were the Victus February Note, the 357,143 shares of Common Stock of Medical Media, and 714,286 Common Stock Purchase Warrants discussed above.

      On July 27, 2004, the Company and Victus entered into a Note Purchase Agreement and Subordinated Convertible Promissory Note ("Victus July Note"), and Warrant to Purchase Shares of Common Stock (the "Warrant"). Pursuant to the terms of the Victus July Note, Victus loaned us $1,000,000, at an annual rate of interest of twenty percent (20%) compounded semi-annually. The Victus July Note has a term of twelve months; however, with the consent of both parties, the term of the Victus July Note can be extended for an additional 12 months. For the first year, we will have the right to pay interest on the Victus July Note with our registered, freely transferable Common Stock valued at a ten percent (10%) discount to the market. On the date of maturity of the Victus July Note, the Victus July Note is convertible, at the option of Victus, into our shares of Common Stock at a price of $.40 per share. Pursuant to the terms of the Warrant, Victus may purchase up to 2,500,000 shares of our Common Stock at an exercise price of $0.75 per share. The Warrant expires on July 26, 2009. The Victus July Note may not be converted and the Warrant may not be exercised to the extent that Victus' overall ownership of our Common Stock will exceed 4.99%, unless such limitation is waived by Victus upon no less than sixty-one (61) days advance written notice. In March 2005, Vicis acquired certain assets of Victus. Included in the acquisition were the Victus July Note and the Warrant discussed above.

      On March 11, 2005, the Company issued its Series A Convertible Debentures ("Series A Debentures") to Vicis Capital Master Series Trust ("Vicis"), a fund managed by Vicis Capital, LP, a Delaware limited partnership, pursuant to the exemption from registration found in Section 4(2) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Pursuant to the terms of the Series A Debentures, Vicis loaned the Company an aggregate of $250,000, at an annual rate of interest of fifteen (15%) percent. The Series A Debentures have a term of 24 months and the Company has the option to pay the interest semi-annually in cash or in shares of its registered Common Stock at a ten (10%) percent discount to the market price based on the average five (5) days Volume Weighted Average Closing Price of the Company's common stock for the five (5) trading days prior to payment. On the date of maturity of the Series A Debentures, the holder has the option to convert into shares of the Company's Common Stock at a price of $2.40 per share (post-split).

      In addition to, and in connection with, the foregoing, the Company also issued its Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants. Pursuant to the terms of the Series A Common Stock Purchase Warrants, Vicis may purchase up to 2,500,000 shares of Common Stock of the Company at an exercise price of $0.10 per share for a ten-year period. Under the terms of the Series B Common Stock Purchase Warrants, Vicis may purchase up to 2,500,000 shares of Common Stock of the Company at an exercise price of $0.11 per share for a five-year period. Under the terms of the Series C Common Stock Purchase Warrants Vicis may purchase up to 1,250,000 shares of Common Stock of the Company at an exercise price of $.10 per share for a one-year period. The Debentures and Series A, B, and C Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis' overall ownership of the Common Stock of the Company will exceed 4.99%, unless such limitation is waived by Vicis upon no less than sixty-one (61) days advance written notice.

      Pursuant to the terms of the Merger Agreement discussed above, the principal and interest of the Victus February Note, Victus July Note and the Debentures, in the aggregate of $2,250,000, and the principal and interest of the existing Maltzer Note for $50,000 (the "Convertible Debt") may be exchanged, at the option of Victus or Maltzer (the "Convertible Debt Holders"), for either of (1) "Series B Zero Coupon Preferred Stock," which preferred stock, after giving effect to the Series A Zero Coupon Preferred Stock liquidation preference, shall have a liquidation preference of $2,300,000, and shall be convertible into shares of the Company's Common Stock at a fixed conversion price of Three Dollars ($3.00) per share; or (2) the number of shares of the Company's Common Stock issuable pursuant to the terms of the Convertible Debt. If the Convertible Debt Holders elect to convert the Convertible Debt into Series B Zero Coupon Preferred Stock, the Company shall issue to the Convertible Debt Holders two hundred twenty five percent (225%) warrant coverage, calculated on the number of shares of Medical Media's Common Stock issuable upon conversion of the Series B Zero Coupon Preferred Stock (the "Convertible Note Stock Warrants"). The Convertible Note Stock Warrants shall have a term of five (5) years and a strike price of fifteen cents ($0.15).

      From inception through March 31, 2005, we incurred interest expense of approximately $672,000. This amount includes accrued interest totaling approximately $417,000 related to the Edge Notes, the Maltzer Note, the Victus July Note and the Vicis Note; $250,000 payment of interest related to the Victus February Note (in May 2004, we issued 357,143 shares of our Common Stock at $.70 per share and 714,286 Common Stock purchase warrants in lieu of $250,000 in interest due), and approximately $5,000 in interest paid.

      If we do not generate revenues or secure debt or equity financing, we will be unable to pay one or more of the obligations referenced above.

Forward-Looking Statements. Information included or incorporated by reference in this Form 10-QSB may contain forward-looking statements, which we believe are within the meaning of the Securities Exchange Act of 1934, as amended. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project," or the negative of these words or other variations on these words or comparable terminology.

Item 3.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes in Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's quarter ended March 31, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

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

Item 5.    Other Information.

Subsequent Events

      A Written Action of a Majority of the Shareholders in Lieu of Special Meeting was signed on April 6, 2005, in which 7,079,471 shares of the total shares of Common Stock outstanding of 13,091,685 (54.07%) approved the Memorandum of Terms for the Company's acquisition of African American Medical Network, Inc., a wholly-owned subsidiary of AFMN, Inc. and authorized the Company's Board of Directors to (i) change the Company's corporate name from PetCARE Television Network, Inc. to Medical Media Television, Inc.; (ii) combine the Company's issued and outstanding Common Stock on a 1:30 basis, effective as of May 4, 2005; and (iii) declare and issue a dividend of two (2) shares of the

Company's restricted common stock for each share of common stock held by shareholders of record as of May 10, 2005.

      On May 6, 2005, the Company issued its Series B Convertible Debentures ("Series B Debentures") to Vicis Capital Master Series Trust ("Vicis"), a fund managed by Vicis Capital, LP, a Delaware limited partnership, pursuant to the exemption from registration found in Section 4(2) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Pursuant to the terms of the Series B Debentures, Vicis loaned the Company an aggregate of $250,000, at an annual rate of interest of fifteen (15%) percent. The Series B Debentures have a term of 24 months and the Company has the option to pay the interest semi-annually in cash or in shares of its registered Common Stock at a ten percent (10%) discount to the market price based on the average five (5) days Volume Weighted Average Closing Price of the Company's Common Stock for the five (5) trading days prior to payment. On the date of maturity of the Series B Debentures, the holder has the option to convert into shares of the Company's Common Stock at a price of $2.40 per share (post-split).

      In addition to, and in connection with, the foregoing, the Company also issued its Series D Common Stock Purchase Warrants, Series E Common Stock Purchase Warrants, and Series F Common Stock Purchase Warrants to Vicis. Pursuant to the terms of the Series D Common Stock Purchase Warrants, Vicis may purchase up to 104,167 shares of the Company's Common Stock at an exercise price of $2.40 per share for a ten (10) year period. Under the terms of the Series E Common Stock Purchase Warrants, Vicis may purchase up to 104,167 shares of the Company's Common Stock at an exercise price of $2.40 per share for a five (5) year period. Under the terms of the Series F Common Stock Purchase Warrants, Vicis may purchase up to 104,167 shares of the Company's Common Stock at an exercise price of $2.40 per share for a one-year period. The Series B Debentures and Series D, E, and F Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis' overall ownership of the Common Stock of the Company giving effect to that conversion and together with the right to receive any common stock within sixty (60) days of the conversion date will exceed 4.99% of the Company's outstanding stock at that time.

      On May 11, 2005 the Company executed that certain Merger Agreement (the "Merger Agreement") by and among AFMN, Inc. a Delaware corporation ("AFMN"), African American Medical Network, Inc. a Florida corporation ("African American Medical"), and AAMN Acquisition Sub, whereby the Company will acquire 100% of the capital stock of African American Medical in exchange for 14,865,657 shares of its common stock. African American Medical provides educational programming to patients through installation of viewing systems in doctor's offices serving the African-American population. Pursuant to the terms of the Agreement, AAMN Acquisition Sub will be merged with and into African American Medical, and AFMN will receive the aforementioned shares of Medical Media in exchange for all of AFMN's shares of the capital stock of African American Medical. Pursuant to the terms of the Merger Agreement, the Company intends to file a Registration Statement on Form S-4 with the Securities and Exchange Commission (the "SEC") registering the shares the Company intends to issue AFMN. The closing of the Merger Agreement will occur within three (3) business days of the date upon which the registration statement on Form S-4 is declared effective by the SEC, which will be filed as soon as practical. A copy of the Merger Agreement is being filed herewith as Exhibit 10.2.

Item 6.    Exhibits.

3.1 Amended and Restated Articles of Incorporation, previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on June 4, 2003, as amended, are hereby incorporated herein by reference.

3.2 Articles of Amendment to the Articles of Incorporation, previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on June 4, 2003, as amended, are hereby incorporated herein by reference.

3.3 Articles of Amendment to the Articles of Incorporation, previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on June 4, 2003, as amended, are hereby incorporated herein by reference.

3.4 Articles of Amendment to the Articles of Incorporation, previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB filed with the Commission on August 18, 2004, are hereby incorporated herein by reference.

3.5 Articles of Amendment to the Articles of Incorporation, previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005, are hereby incorporated herein by reference.

*3.6 Articles of Amendment to the Articles of Incorporation filed on April 21, 2005.

3.7 Bylaws of PetCARE Television Network, Inc. previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on June 4, 2003, as amended, are hereby incorporated herein by reference.

*10.1 Series A Convertible Debenture to Vicis Capital Master Series Trust dated March 16, 2005.

*10.2 Series A Common Stock Purchase Warrant to Vicis Capital Master Series Trust dated March 16, 2005.

*10.3 Series B Common Stock Purchase Warrant to Vicis Capital Master Series Trust dated March 16, 2005.

*10.4 Series C Common Stock Purchase Warrant to Vicis Capital Master Series Trust dated March 16, 2005.

*10.5 Merger Agreement by and among African American Medical Network, Inc., AFMN, Inc., AAMN Acquisition Sub, Inc. and the Company dated May 11, 2005.

*31.1 Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Written Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 Written Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2005                     MEDICAL MEDIA TELEVISION, INC.


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