Form 10QSB
period 2005-06-30
Medical Media Television, Inc.
filed 2005-08-09
CIK 1235899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from________ to ________

                         Commission File No. 333-105840


                         MEDICAL MEDIA TELEVISION, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            Florida                                      59-3459320
            -------                                      ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


                           8406 Benjamin Road, Suite C
                              Tampa, Florida 33634
                    (Address of Principal Executive Offices)


                                 (813) 888-7330
                           (Issuer's Telephone Number)


--------------------------------------------------------------------------------
(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of August 9, 2005, 1,309,478 shares of the Issuer's common stock, par value $.0005, were outstanding.

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


Accountants' Review Report                                                    3


Balance Sheets as of June 30, 2005 and December 31, 2004                      4


Statements  of  Operations  for the three and six months ended June 30,
2005 and 2004, and from inception (October 2, 1989) through June 30, 2005     5


Statements of Changes in Stockholders' Equity from inception
(October 2, 1989) through June 30, 2005                                       6


Statements of Cash Flows for the six months ended June 30, 2005 and
2004, and from inception (October 2, 1989) through June 30, 2005              7


Notes to the Financial Statements                                          8-20

                         BAUMANN, RAYMONDO & COMPANY PA
                         405 North Reo Street, Suite 405
                              Tampa, Florida 33609
                                  (813)288-8826


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



Board of Directors
Medical Media Television, Inc.
f/k/a PetCARE Television Network, Inc.
Tampa, Florida

We have reviewed the accompanying consolidated balance sheet of Medical Media Television, Inc. as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the three- and six-month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

As discussed in Note A, the Company has been in the development stage since its inception on October 2, 1989. Realization of a major portion of its assets is dependent on the Company's ability to meet its future financing requirements, and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.




/s/ Baumann Raymondo & Company PA
BAUMANN RAYMONDO & COMPANY PA
July 28, 2005

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                            June 30,     December 31,
                                                                              2005           2004
                                     ASSETS                                Unaudited       Audited
                                                                          -----------    ------------
Current assets:
    Cash                                                                  $    16,486    $     18,793
    Accounts receivable, net of reserves                                           --           9,470
    Prepaid expenses                                                           54,452          77,374
    Other receivables                                                         175,530             871
                                                                          -----------    ------------
         Total current assets                                                 246,468         106,508
                                                                          -----------    ------------

Fixed assets:
    Computer equipment                                                         15,491          10,265
    Leasehold improvements                                                      6,196           6,196
    Accumulated depreciation                                                   (7,710)         (4,924)
                                                                          -----------    ------------
                                                                               13,977          11,537
                                                                          -----------    ------------

Other assets:
    Security deposits                                                           7,596           7,596
                                                                          -----------    ------------
         Total assets                                                     $   268,041    $    125,641
                                                                          ===========    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                      $   259,873    $     57,851
    Accrued expenses and other current liabilities                            770,915         376,992
    Deferred revenue                                                           19,247          12,068
    Notes payable to stockholders                                           2,677,500       2,177,500
    Notes payable                                                           1,375,000       1,375,000
                                                                          -----------    ------------
         Total current liabilities                                          5,102,535       3,999,411
                                                                          -----------    ------------

Long-term liabilities
    Deferred revenue                                                           20,225          20,004
                                                                          -----------    ------------
         Total long-term liabilities                                           20,225          20,004
                                                                          -----------    ------------
         Total liabilities                                                  5,122,760       4,019,415
                                                                          -----------    ------------

    Stockholders' deficit:
       Preferred stock - no par value; 25,000,000 shares authorized;               --              --
       Common stock - par value $.0005; 100,000,000 shares authorized;
        1,309,478 and 13,091,685 shares issued and outstanding at
        June 30, 2005 and December 31, 2004 respectively                          655           6,546
       Additional paid-in capital                                             677,559         671,668
       Accumulated deficit during development stage                        (5,532,933)     (4,571,988)
                                                                          -----------    ------------
          Total stockholders' deficit                                      (4,854,719)     (3,893,774)
                                                                          -----------    ------------
          Total liabilities and stockholders' deficit                     $   268,041    $    125,641
                                                                          ===========    ============


                       See Notes to Financial Statements.

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                FROM INCEPTION (October 2, 1989) to JUNE 30, 2005

                                                     June 30, 2005                     June 30, 2004
                                             ------------------------------    ----------------------------        From
                                             For the Three     For the Six     For the Three    For the Six    Inception to
                                              Months Then      Months Then      Months Then     Months Then      June 30,
                                                 Ended            Ended            Ended           Ended           2005
                                             -------------    -------------    -------------    -----------    ------------
Revenues, net                                $      30,062    $      49,311    $       1,715    $    10,893    $    125,079

Cost of revenues                                    11,552           20,880            1,355          1,355          30,042
                                             -------------    -------------    -------------    -----------    ------------

Gross profit                                        18,510           28,431              360          9,538          95,037
                                             -------------    -------------    -------------    -----------    ------------

Operating expenses:
    DVD production costs                            40,604           77,123           73,584        102,804         455,103
    General and administration                     241,897          414,467          234,090        614,879       2,804,653
    Sales and marketing                             70,617          191,027          133,644        238,096       1,361,728
    Depreciation and amortization                    1,559            2,786              855          1,554         152,267
                                             -------------    -------------    -------------    -----------    ------------
         Total operating expense                   354,677          685,403          442,173        957,333       4,773,751
                                             -------------    -------------    -------------    -----------    ------------

Operating loss                                    (336,167)        (656,972)        (441,813)      (947,795)     (4,678,714)
                                             -------------    -------------    -------------    -----------    ------------

Other income and (expense)
    Interest expense                              (157,937)        (305,073)         (98,072)      (168,346)       (862,137)
    Interest income                                     --              951              247            438           1,581
    Other income                                        75              149               --             --           2,512
    Gain on sale of subsidiary                                           --               --             --           2,421
                                             -------------    -------------    -------------    -----------    ------------
         Total other income (expense)             (157,862)        (303,973)         (97,825)      (167,908)       (855,623)
                                             -------------    -------------    -------------    -----------    ------------

Loss before extraordinary items                   (494,029)        (960,945)        (539,638)    (1,115,703)     (5,534,337)

    Gain on extinguishment of debt                      --               --               --             --           1,404
                                             -------------    -------------    -------------    -----------    ------------

Loss before taxes                                 (494,029)        (960,945)        (539,638)    (1,115,703)     (5,532,933)

    Provision for income taxes                          --               --               --             --              --
                                             -------------    -------------    -------------    -----------    ------------

Net loss                                     $    (494,029)   $    (960,945)   $    (539,638)   $(1,115,703)   $ (5,532,933)
                                             =============    =============    =============    ===========    ============

Net loss per share, basic and diluted       ($        0.38)  ($        0.73)  ($        0.43)  ($      0.90)  ($      10.33)
                                             =============    =============    =============    ===========    ============

Weighted average shares, basic and diluted       1,309,362        1,309,266        1,266,174      1,235,001         535,719
                                             =============    =============    =============    ===========    ============


                       See Notes to Financial Statements.

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
           UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR PERIOD FROM INCEPTION (October 2, 1989) THROUGH JUNE 30, 2005







                                              Preferred Stock          Common Stock         Additional
                                            -------------------   ----------------------     Paid-in      Subscription
                                             Shares     Amount      Shares       Amount      Capital       Receivable
                                            --------   --------   -----------    -------    ----------    ------------
Issuance of $0.01 par value common
 shares to an individual for a note               --   $     --         1,000    $   100    $    1,900    $     (2,000)
Payment of subscription receivable                --         --            --         --            --           1,885
Stock split 2,000:1 and change par                --         --            --         --            --              --
 value from $0.01 to $0.0005                      --         --     1,999,000        900          (900)             --
                                            --------   --------   -----------    -------    ----------    ------------
Balance, December 31, 1996                        --         --     2,000,000      1,000         1,000            (115)

Repurchase of shares                              --         --            --         --            --              --
Issuance of common stock                          --         --     2,476,000      1,238         3,762          (5,000)
                                            --------   --------   -----------    -------    ----------    ------------
Balance, December 31, 1997                        --         --     4,476,000      2,238         4,762          (5,115)

Net loss                                          --         --            --         --            --              --
                                            --------   --------   -----------    -------    ----------    ------------
Balance, December 31, 1998                        --         --     4,476,000      2,238         4,762          (5,115)

                                                  --         --            --         --            --              --
                                            --------   --------   -----------    -------    ----------    ------------
Balance, December 31, 1999                        --         --     4,476,000      2,238         4,762          (5,115)

Shares issued in connection
 with merger with Y2K Recording, Inc.             --         --     1,025,000        513            --              --
Net income                                        --         --            --         --            --              --
                                            --------   --------   -----------    -------    ----------    ------------
Balance, December 31, 2000                        --         --     5,501,000      2,751         4,762          (5,115)

Shares issued in connection
 with merger with Savage Mojo, Inc.               --         --     8,000,000      4,000            --              --
Shares issued for services                        --         --        10,000          5           995              --
Contributed capital                               --         --            --         --         5,672              --
Net loss                                          --         --            --         --            --              --
                                            --------   --------   -----------    -------    ----------    ------------
Balance, December 31, 2001                        --         --    13,511,000      6,756        11,429          (5,115)

Series A shares sold in private placement     47,750     95,500            --         --            --              --
Retire treasury stock                             --         --    (1,725,000)      (863)       (4,137)             --
Shares issued as premium for notes                --         --     2,939,553      1,470            --              --
Shares issued for Cohen employment
 agreement                                        --         --       748,447        374        74,471              --
Cancellation of outstanding stock
 returned by M. Klimes                            --         --    (4,000,000)    (2,000)           --              --
Shares issued for services                        --         --       312,000        156        31,044              --
Payment of subscription receivable                --         --            --         --            --           5,000
Write off of subscription receivable                                                                               115
Net loss                                          --         --            --         --            --              --
                                            --------   --------   -----------    -------    ----------    ------------
Balance, December 31, 2002                    47,750     95,500    11,786,000      5,893       112,807              --

Shares issued for services                        --         --        50,000         25         4,975              --
Series A shares sold in private placement     53,500    107,000            --         --            --              --
Series B shares sold in private placement      1,000      2,000            --         --            --              --
Net loss                                          --         --            --         --            --              --
                                            --------   --------   -----------    -------    ----------    ------------
Balance, December 31, 2003                   102,250    204,500    11,836,000      5,918       117,782              --

Conversion of Series A to common            (101,250)  (202,500)      525,959        263       202,237              --
Cancellation and refund of Series B           (1,000)    (2,000)           --         --            --              --
Shares issued for services                        --         --       372,583        186       101,828              --
Shares issued for debt                            --         --       357,143        179       249,821              --
Net loss                                          --         --            --         --            --              --
                                            --------   --------   -----------    -------    ----------    ------------
Balance, December 31, 2004                        --         --    13,091,685      6,546       671,668              --

Effects of 30: 1 reverse stock split              --         --   (12,654,986)    (6,327)        6,327              --
Issuance of dividend shares                       --         --       872,779        436          (436)             --
Net loss                                          --         --            --         --            --              --
                                            --------   --------   -----------    -------    ----------    ------------
Balance, June 30, 2005                            --   $     --     1,309,478    $   655    $  677,559    $         --
                                            ========   ========   ===========    =======    ==========    ============
                                             Accumulated
                                            Deficit during       Treasury Stock
                                             Development      --------------------
                                                Stage           Shares     Amount       Total
                                            --------------    ----------   -------   -----------
Issuance of $0.01 par value common
  shares to an individual for a note        $           --    $       --   $    --   $        --
Payment of subscription receivable                      --            --        --         1,885
Stock split 2,000:1 and change par                      --            --        --            --
 value from $0.01 to $0.0005                            --            --        --            --
                                            --------------    ----------   -------   -----------
Balance, December 31, 1996                              --            --        --         1,885

Repurchase of shares                                    --    (1,725,000)   (5,000)       (5,000)
Issuance of common stock                                --        .             --            --
                                            --------------    ----------   -------   -----------
Balance, December 31, 1997                              --    (1,725,000)   (5,000)       (3,115)

Net loss                                            (2,867)           --        --        (2,867)
                                            --------------    ----------   -------   -----------
Balance, December 31, 1998                          (2,867)   (1,725,000)   (5,000)       (5,982)

                                                        --            --        --            --
                                            --------------    ----------   -------   -----------
Balance, December 31, 1999                          (2,867)   (1,725,000)   (5,000)       (5,982)

Shares issued in connection
 with merger with Y2K Recording, Inc.                   --            --        --           513
Net income                                             434            --        --           434
                                            --------------    ----------   -------   -----------
Balance, December 31, 2000                          (2,433)   (1,725,000)   (5,000)       (5,035)

Shares issued in connection
 with merger with Savage Mojo, Inc.                     --            --        --         4,000
Shares issued for services                              --            --        --         1,000
Contributed capital                                     --            --        --         5,672
Net loss                                           (57,151)           --        --       (57,151)
                                            --------------    ----------   -------   -----------
Balance, December 31, 2001                         (59,584)   (1,725,000)   (5,000)      (51,514)

Series A shares sold in private placement               --            --        --        95,500
Retire treasury stock                                   --     1,725,000     5,000            --
Shares issued as premium for notes                      --            --        --         1,470
Shares issued for Cohen employment
 agreement                                              --            --        --        74,845
Cancellation of outstanding stock
 returned by M. Klimes                                  --            --        --        (2,000)
Shares issued for services                              --            --        --        31,200
Payment of subscription receivable                      --            --        --         5,000
Write off of subscription receivable                                                         115
Net loss                                          (498,888)           --        --      (498,888)
                                            --------------    ----------   -------   -----------
Balance, December 31, 2002                        (558,472)           --        --      (344,272)

Shares issued for services                              --            --        --         5,000
Series A shares sold in private placement               --            --        --       107,000
Series B shares sold in private placement               --            --        --         2,000
Net loss                                        (1,825,313)           --        --    (1,825,313)
                                            --------------    ----------   -------   -----------
Balance, December 31, 2003                      (2,383,785)           --        --    (2,055,585)

Conversion of Series A to common                        --            --        --            --
Cancellation and refund of Series B                     --            --        --        (2,000)
Shares issued for services                              --            --        --       102,014
Shares issued for debt                                  --            --        --       250,000
Net loss                                        (2,188,203)           --        --    (2,188,203)
                                            --------------    ----------   -------   -----------
Balance, December 31, 2004                      (4,571,988)           --        --    (3,893,774)

Effects of 30: 1 reverse stock split                    --            --        --            --
Issuance of dividend shares                             --            --        --            --
Net loss                                          (960,945)           --        --      (960,945)
                                            --------------    ----------   -------   -----------
Balance, June 30, 2005                      $   (5,532,933)   $       --   $    --   $(4,854,719)
                                            ==============    ==========   =======   ===========


                       See Notes to Financial Statements.

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                FROM INCEPTION (October 2, 1989) to JUNE 30, 2005

                                                                                                      From
                                                                       Six Months Ended           Inception to
                                                                ------------------------------      June 30,
                                                                June 30, 2005    June 30, 2004        2005
                                                                -------------    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITES
  Net loss                                                      $    (960,945)   $    (603,463)   $ (5,532,933)
     Adjustments to reconcile net loss to net cash flows from
        operating activities:
          Depreciation and amortization expense                         2,786            1,554          15,341
          Gain on sale of subsidiary                                       --               --          (2,421)
          Gain on extinguishment of debt                                   --               --          (1,404)
          Compensation expense - stock for services                        --          (18,846)        106,045
          Bad debt expense                                            (10,000)              --             115
          Changes in assets and liabilities:
             Accounts receivable                                       19,470               --              --
             Other current receivables                               (174,659)            (888)       (175,393)
             Prepaid expenses                                          22,922         (144,196)        (54,589)
             Security deposits                                             --               --          (7,596)
             Accounts payable                                         202,022           69,683         259,873
             Accrued expenses and other current liabilities           401,323          (69,273)        818,816
                                                                -------------    -------------    ------------
Net cash flows (used) in operating activities                        (497,081)        (765,429)     (4,574,146)
                                                                -------------    -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                (5,226)          (5,645)        (22,187)
                                                                -------------    -------------    ------------
Net cash flows (used) in investing activities                          (5,226)          (5,645)        (22,187)
                                                                -------------    -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for services                                         --           43,490          14,185
  Common stock issued for debt                                             --          329,396         250,000
  Common stock issued for services                                         --                          102,014
  Common stock subscriptions (issued) paid                                 --               --            (115)
  Preferred stock issued                                                   --               --         202,500
  Repurchase of preferred stock                                            --           (2,000)             --
  Proceeds from notes payable                                         500,000        1,000,000       1,875,000
  Repayment of notes payable                                               --          (28,500)             --
  Repayment of loans from stockholders                                     --          (50,000)      2,169,235
  Decrease in bank overdraft                                               --           (8,204)             --
                                                                -------------    -------------    ------------
Net cash flows provided by financing activities                       500,000        1,284,182       4,612,819
                                                                -------------    -------------    ------------

Decrease in cash                                                       (2,307)         513,108          16,486
Cash, beginning of period                                              18,793               --              --
                                                                -------------    -------------    ------------
Cash, end of period                                             $      16,486    $     513,108    $     16,486
                                                                =============    =============    ============

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                          $         719    $       2,638    $      6,235
                                                                =============    =============    ============

                       See Notes to Financial Statements.

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Operations
--------------------

Medical Media Television, Inc. ("Medical Media" or the "Company"; references to "we," "our" or "us" also mean the Company) was organized as a Florida corporation on October 2, 1989.

A Written Action of a Majority of the Shareholders in Lieu of Special Meeting was signed on April 6, 2005, in which 7,079,471 shares of the total shares of the Common Stock outstanding of 13,091,685 (54.07%) approved a Memorandum of Terms for the Company's acquisition of African American Medical Network, Inc. ("African American Medical Network"), a wholly-owned subsidiary of AFMN, Inc., a Delaware corporation, and authorized the Company to (i) change the Company's corporate name from PetCARE Television Network, Inc. to Medical Media Television, Inc.; (ii) combine the Company's issued and outstanding Common Stock on a 1:30 basis effective as of May 4, 2005; and (iii) declare and issue a dividend of two (2) shares of the Company's restricted Common Stock for each share of Common Stock held by shareholders of record as of May 10, 2005 with a payment date of May 17, 2005. All references to net loss per share and weighted average shares outstanding in the accompanying financial statements have been adjusted for both the 1:30 stock split and the issuance of the stock dividend mentioned above. On April 21, 2005, PetCARE Television Network, Inc. changed its name to Medical Media Television, Inc. On April 22, 2005, Medical Media organized a wholly-owned subsidiary, PetCARE Television Network, Inc., a Florida corporation ("PetCARE TV"). Also on April 22, 2005, Medical Media organized AAMN Acquisition Sub, Inc., a wholly-owned Florida corporation, for the purpose of acquiring African American Medical Network.

Medical Media is a development stage company, and as such has devoted its efforts since inception to developing and implementing its business plan, which includes but is not limited to establishing a subscriber network of approximately 3,000 veterinary clinics and hospitals, writing and producing its monthly DVD magazines, making contacts with potential advertisers, obtaining debt and equity financing, establishing its accounting systems, and performing other administrative functions. Medical Media's goal is to be recognized as a leading provider of advertiser-supported patient/client medical education programming within the place-based media environment of medical specialty offices nationwide.

Medical Media, through its wholly-owned subsidiary PetCARE TV, provides educational programming, targeted to pet owners and focused on optimal healthcare for animal companions. Programming is obtained through a one or three year subscription, with a TV/DVD system included in the three-year plan. Updated DVD magazines are shipped monthly to all veterinarian subscribers and are funded, in part, by commercial advertisers whose commercials are presented on the DVD magazines.

Basis of Accounting

Medical Media maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for a better matching of revenues and expenses.

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

Interim Information
-------------------

The accompanying unaudited consolidated financial statements of Medical Media have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which in the opinion of management are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three and six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Cash and Cash Equivalents
-------------------------

For purposes of the Statements of Cash Flows, Medical Media considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

Fiscal Year
-----------

Medical Media elected December 31 as its fiscal year.

Revenue Recognition
-------------------

The Company generates revenue from two primary sources, namely advertisers on PetCARE TV's DVD magazines (the "Advertisers") and subscribers to its PetCARE TV network (the "Subscribers"). With regard to Advertisers, revenue is recognized over the periods in which the advertisers' commercials appear on the DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement entered into by the Subscribers.

Income Taxes
------------

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

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

Since its inception, Medical Media has an accumulated loss of $5,532,933 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is as follows:

     Future tax benefit                          $ 1,659,880
     Valuation allowance                          (1,659,880)
                                                 -----------

     Future tax benefit                          $         -
                                                 ===========


As of June 30, 2005, no deferred taxes were recorded in the accompanying financial statements.

Advertising Costs
-----------------

Medical Media expenses the production costs of advertising the first time the advertising takes place.

Fixed Assets
------------

Medical Media's fixed assets consist of computer equipment being depreciated over 3 years and leasehold improvements being depreciated over the remaining life of the current lease.

Going Concern
-------------

Medical Media was organized as a Florida corporation on October 2, 1989 and is a development stage company, and as such, has devoted its efforts since inception to developing and implementing its business plan. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations.

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

NOTE B - COMMON AND PREFERRED STOCK
-----------------------------------

Start of trading on the OTC Bulletin Board
------------------------------------------

On  February  2,  2004,  Medical  Media's  Common  Stock  began  trading  on the
OTC-Bulletin Board under the symbol PTNW. As a result of the Company's recent corporate name change from PetCARE Television Network, Inc. to Medical Media Television, Inc., the Company's Common Stock is now traded under the symbol of MMTV. There is a limited public trading market for its Common Stock and a regular, more active trading market may not develop, or if developed, may not be sustained.

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE B - COMMON AND PREFERRED STOCK (Continued)
-----------------------------------------------

Combination of Common Stock
---------------------------

A Written Action of a Majority of the Shareholders in Lieu of Special Meeting was signed on April 6, 2005, in which 7,079,471 shares of the total shares of the Common Stock outstanding of 13,091,685 (54.07%) authorized the Company to combine its issued and outstanding Common Stock on a 1:30 basis effective as of May 4, 2005. All references to net loss per share and weighted average shares outstanding in the accompanying financial statements have been adjusted for both the 1:30 stock split and the issuance of the stock dividend mentioned herein.

Issuance of Common Stock
------------------------

In February 2004, Medical Media entered into a Note Purchase Agreement with Victus Capital, LP, a Delaware limited partnership ("Victus") and issued Victus a Subordinated Convertible Promissory Note (the "Victus February Note"). Under the terms of the Victus February Note, Victus loaned us $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments were made, $250,000 of the principal amount of the Victus February Note was delivered to an escrow agent to be held for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the Victus February Note, Victus had the option to convert the principal and any outstanding interest into shares of a subsequent private offering of Preferred Stock, or into shares of our Common Stock at a price of $.375 per share. Upon acceleration or conversion of the Victus February Note, any unpaid balance in the escrow account would be returned to Victus. In May 2004, Medical Media issued 357,143 (11,905 post-split) shares of its Common Stock at $.70 ($2.10 post-split) per share and 714,286 (23,810 post-split) Common Stock Purchase Warrants ("Victus February Warrants") in lieu of $250,000 in interest due on the Victus February Note. Accordingly, the $250,000 being held in escrow was released to the Company in exchange for the shares and the Victus February Warrants. The Victus February Warrants are exercisable into shares of the Company's Common Stock at $1.00 ($30.00 post-split) per share and are exercisable at any time for (5) five years from the date of issuance. The Victus February Note, the shares of Common Stock, and Victus February Warrants were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933 (the "Securities Act"). In March 2005, Vicis Capital Master Fund, a fund managed by Vicis Capital, LP, a Delaware limited partnership ("Vicis Capital") acquired certain assets of Victus. Included in the acquisition were the Victus February Note, the shares of the Company's Common Stock, and the Victus February Warrants discussed above. See NOTE G - SUBSEQUENT EVENTS for further details.

In April 2004, Medical Media issued 67,583 (2,253 post-split) shares of Common Stock to two vendors in exchange for debt recorded as accounts payable on the accompanying financial statements. The shares of Common Stock were issued under the exemption from registration provided in Section 4(2) of the Securities Act.

In May 2004, Medical Media issued H. C. Wainwright, Inc. and its assigns a total of 533,333 (17,780 post-split) Common Stock Purchase Warrants (the "Wainwright Warrants") in accordance with a placement agent fee agreement dated February 2004. The Wainwright Warrants became due as a result of the funds raised in conjunction with the Victus February Note discussed above. The Wainwright Warrants

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE B - COMMON AND PREFERRED STOCK (Continued)
-----------------------------------------------

were issued under the exemption from registration provided in Section 4(2) of the Securities Act.

In June 2004, the Company issued 250,000 (8,334 post-split) shares of Common Stock to a vendor in exchange for debt. The shares of Common Stock were issued under the exemption from registration provided in Section 4(2) of the Securities Act

During the three months ended June 30 2004, the Company issued an aggregate of 55,000 (1,884 post-split) shares of Common Stock to members of its Veterinary Advisory Board.

On July 28, 2004, the Company entered into a seven-month financial consulting agreement with TotalCFO, Inc. ("TotalCFO"). In connection therewith, the Company agreed to issue 300,000 (10,000 post-split) Common Stock Purchase Warrants ("TotalCFO Warrants") at an exercise price of $.75 ($22.50 post-split) per share in exchange for services to be rendered. The TotalCFO Warrants were issued in September 2004 under the exemption from registration provided in Section 4(2) of the Securities Act.

On May 10, 2005, the Company issued a dividend of two (2) shares of the Company's restricted Common Stock for each share of Common Stock held by shareholders of record as of May 10, 2005 with the payment date being May 17, 2005.

Series B Convertible Preferred Stock
------------------------------------

On October 21, 2003, the Company's Board of Directors approved the Certificate of Designations, Preferences, Rights and Limitations for Series B Convertible Preferred Stock ("Series B Preferred Stock") for 1,000,000 shares with no par value per share. In November 2003, Medical Media offered the 1,000,000 shares of Series B Preferred Stock in a private placement for $2.00 per unit consisting of one share of Series B Preferred Stock and one Common Stock Purchase Warrant. After only selling 1,000 units for $2,000 to a single shareholder, the Company decided to discontinue the offering and refunded the $2,000. The offering is claimed to be exempt under Section 4(2) of the Securities Act.

On May 18, 2004, the Board of Directors of Medical Media approved an amendment to the Certificate of Designation, Preferences, Rights and Limitations for Series B Convertible Preferred Stock ("Series B Preferred Stock") increasing the number of authorized shares to 1,500,000. These shares of Series B Preferred Stock were convertible into the Company's Common Stock at any time commencing one (1) year from the date of issuance at a variable conversion price equal to 70% of the average closing price as reported by Bloomberg L.P. for the 20 trading days preceding the date of conversion. However, in no event would the conversion price be less than $0.50 per share, nor greater than $1.50 per share. The holders of the Series B Preferred Stock were entitled to dividends of 8% per annum, payable in one payment upon conversion of the Series B Preferred Stock. In June 2004, Medical Media offered the 1,500,000 shares of its Series B Preferred Stock in a private placement for $1.00 per unit consisting of one share of Series B Preferred Stock and one Common Stock Purchase Warrant. The offering is claimed to be exempt under Section 4(2) of the Securities Act. No units were sold under this offering and on July 7, 2005 the Company's Board of Directors approved an amendment to cancel the preferences for the Series B Preferred Stock, returning the 1,500,000 shares to undesignated and unissued shares of Preferred Stock.

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE B - COMMON AND PREFERRED STOCK (Continued)
-----------------------------------------------

Stock Options
-------------

We have an equity incentive plan available to our key employees and consultants. Under the plan, we may grant options for up to two million shares of our Common Stock. The exercise price of each incentive option is equal to the greater of the fair market value of our Common Stock on the date of grant or the aggregate par value of the Common Stock on the date of grant. In the case of any 10% stockholder, the incentive option price will not be less than 110% of the fair market value of our Common Stock on the date of grant. The Compensation Committee of the Board of Directors shall determine the price at which the shares of Common Stock may be purchased under a nonqualified option. Options expire (10) ten years from the date of grant, except for those granted to a 10% stockholder, which expire (5) five years from the date of grant. To date, we have granted 159,000 (5,300 post-split) nonqualified options under the plan.

NOTE C - RELATED PARTY TRANSACTIONS
-----------------------------------

On June 1, 2002, we entered into a consulting agreement with James Calaway, a shareholder and former director of the Company under which we will pay him $667 per month until we have received $2.5 million in equity funding. As of June 30, 2005, we have received $204,500 in equity funding. Management believes the Company will receive the remainder of the $2.5 million in funding within the next twelve months.

In May and June 2002, the Company issued non-interest bearing promissory notes to the following shareholders:

      o James Calaway in the original principal amount of $100,000; current balance $91,500
      o Daniel V. Hugo, a former officer/director, in the original principal amount of $25,000; current balance $25,000
      o Robert and Janna Hugo in the original principal amount of $6,000; current balance $6,000
      o Robert and Jamie Turner in the original principal amount of $5,000; current balance $5,000

The repayment of these notes is contingent upon the receipt of funds received through private placement transactions pursuant to Rule 506, with periodic payments to be made to the holders as follows: 10% due after the first $300,000 is received; 10% due after the next $100,000 is received; 10% due after the next $100,000 is received, 35% due after the next $100,000 is received; and the remaining 35% due after the next $100,000 is received. As of December 31, 2004 and June 30, 2005, the aggregate principal balance on these notes was $127,500.

On March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 Medical Media entered into Note Purchase and Security Agreement(s) and Senior Convertible Promissory Note(s) (the "Edge Notes") with Pet Edge, LLC ("Edge"). Edge was organized for the sole purpose of funding our business plan. Under the terms of the Edge Notes, Edge loaned the Company $1,000,000, $50,000, $50,000, and $275,000 respectively with simple interest at the rate of ten percent (10%) per annum. All principal and accrued interest on the Edge Notes was due March 9, 2006, May 27, 2006, June 5, 2006, and June 30, 2006

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE C - RELATED PARTY TRANSACTIONS (Continued)
-----------------------------------------------

respectively. The Edge Notes could not be prepaid in whole or in part without the written consent of Edge. To secure the Company's obligations under the Edge Notes, the Company granted Edge a first priority security interest on all of its assets owned as of the date of the Edge Notes and acquired during the term of the Edge Notes. The principal and interest on the Edge Notes was convertible into shares of Common Stock of the Company at $.246 per share. Pursuant to the terms of the Debt Exchange Agreement dated July 8, 2005 by and between Edge and the Company ("Edge Debt Exchange Agreement") the Edge Notes were converted into 1,682,044 shares of the Company's Series A Zero Coupon Preferred Stock and 2,102,556 five-year Warrants to purchase shares of Common Stock of Medical Media Television, Inc. ("Edge Debt Exchange Warrants") at a strike price of fifteen cents ($.15). See NOTE G - SUBSEQUENT EVENTS for further details.

On June 10, 2003, Medical Media entered into a Note Purchase Agreement and Convertible Promissory Note with Dr. Mark Maltzer (the "Maltzer Note"), a director at the time of the transaction. Under the terms of the Maltzer Note, Dr. Maltzer loaned the Company $50,000 with simple interest at a rate of ten percent (10%) per annum. All principal and accrued interest was due June 9, 2006. The principal and interest on the Maltzer Note was convertible into shares of Common Stock of the Company at $.246 per share. Pursuant to the terms of the Debt Exchange Agreement dated July 8, 2005 by and between Dr. Maltzer and the Company ("Maltzer Debt Exchange Agreement") the Maltzer Note was converted into 60,411 shares of the Company's Series B Zero Coupon Preferred Stock and 45,308 five-year Warrants to purchase shares of Common Stock of Medical Media Television, Inc. at a strike price of fifteen cents ($.15) ("Maltzer Debt Exchange Warrants"). See NOTE G - SUBSEQUENT EVENTS for further details.

NOTE D - COMMITMENTS AND CONTINGENCIES
--------------------------------------

On June 5, 2002, Medical Media entered into an Employment  Agreement with Philip
M. Cohen ("Cohen Agreement") that has an infinite term. The Cohen Agreement automatically renews every ninety days commencing June 5, 2002. The Company may terminate the Cohen Agreement with cause, effective upon delivery of written notice to Mr. Cohen, except where the cause is a material breach, for which Mr. Cohen has sixty (60) days to cure after receiving written notice from Medical Media. The Company may terminate the Cohen Agreement without cause, effective sixty (60) days after written notice to Mr. Cohen. Mr. Cohen may terminate the Cohen Agreement with cause provided he delivers written notice to the Company sixty (60) days before termination or without cause provided he delivers written notice one year before termination. If Medical Media terminates the Cohen Agreement without cause, or Mr. Cohen terminates with cause, the Company will be obligated to pay Mr. Cohen the compensation, remuneration and expenses specified below for a period of five years from the date of notice. Under the terms of the Cohen Agreement, Mr. Cohen will receive an annual salary of $150,000, payable in monthly installments of $12,500. The Cohen Agreement calls for the salary to be renegotiated at the end of each fiscal year; however the salary was not renegotiated at the end of fiscal year 2002, 2003, or 2004. Mr. Cohen is also entitled to receive medical and long-term disability insurance at the Company's expense, as well as an automobile for business use, and reimbursement for certain business expenses.

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE D - COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------------------

On August 19, 2003, Medical Media entered into a sixty-two (62) month lease agreement commencing on October 1, 2003 with Liberty Property Limited Partnership for approximately 3,800 square feet of 2005 through 2007 and the eleven months ended November 30, 2008 will be approximately $39,400, $40,300, $41,100 and $38,500 respectively.

NOTE E - SUBORDINATED CONVERTIBLE PROMISSORY NOTES
--------------------------------------------------

On February 13, 2004, Medical Media entered into a Note Purchase Agreement with Victus Capital, LP, a Delaware limited partnership ("Victus") and issued Victus a Subordinated Convertible Promissory Note (the "Victus February Note"). Under the terms of the Victus February Note, Victus loaned us $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments were made, $250,000 of the principal amount of the Victus February Note was delivered to an escrow agent to be held for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the Victus February Note, Victus had the option to convert the principal and any outstanding interest into shares of a subsequent private offering of Preferred Stock, or into shares of our Common Stock at a price of $.375 per share. Upon acceleration or conversion of the Victus February Note, any unpaid balance in the escrow account would be returned to Victus. In May 2004, Medical Media issued 357,143 (11,905 post-split) shares of its Common Stock at $.70 ($2.10 post-split) per share and 714,286 (23,810 post-split) Common Stock Purchase Warrants ("Victus February Warrants") in lieu of $250,000 in interest due on the Victus February Note. Accordingly, the $250,000 being held in escrow was released to the Company in exchange for the shares and the Victus February Warrants. Each Victus February Warrant is exercisable into the Company's Common Stock at $1.00 ($30.00 post-split) per share and are exercisable at any time for five years from the date of issuance. The Victus February Note, the shares of Common Stock, and Victus February Warrants were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933 (the "Securities Act"). In March 2005, Vicis Capital Master Fund, a fund managed by Vicis Capital, LP, a Delaware limited partnership ("Vicis Capital") acquired certain assets of Victus. Included in the acquisition were the Victus February Note, the shares of the Company's Common Stock, and the Victus February Warrants discussed above. Pursuant to the terms of a Debt Conversion Agreement dated July 8, 2005 between Vicis Capital and the Company, the Victus February Note was converted into 1,100,000 shares of the Company's Series B Zero Coupon Preferred Stock and 825,000 five-year Warrants to purchase shares of Common Stock of Medical Media Television, Inc. at a strike price of fifteen cents ($.15). See NOTE G - SUBSEQUENT EVENTS for further details.

On July 27, 2004, Medical Media entered into a Note Purchase Agreement with Victus and issued a Subordinated Convertible Promissory Note ("Victus July Note"), and Warrant to Purchase Shares of Common Stock (the "Victus July Warrant"). Under the terms of the Victus July Note, Victus loaned us $1,000,000, at an annual rate of interest of twenty percent (20%) compounded semi-annually. The Victus July Note had a term of twelve months; however the term could be extended by the parties for an additional 12 months. For the first year, the Company had the right to pay interest on the Victus July Note with registered, freely transferable Common Stock, valued at a ten percent (10%) discount to the

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE E - SUBORDINATED CONVERTIBLE PROMISSORY NOTES (Continued)
--------------------------------------------------------------

market. On the date of maturity, the Victus July Note was convertible, at the option of the holder, into shares of our Common Stock at $.40 per share. Pursuant to the terms of the Victus July Warrant, Victus may purchase up to 2,500,000 (83,333 post-split) shares of our Common Stock at an exercise price of $0.75 ($22.50 post-split) per share until the expiration date of July 26, 2009. The Victus July Note may not be converted and the Victus July Warrant may not be exercised to the extent that Victus' overall ownership of the Company's Common Stock exceeds 4.99%, unless such limitation is waived by Victus upon no less than sixty-one days (61) advance written notice. In March 2005, Vicis Capital acquired certain assets of Victus. Included in the acquisition were the Victus July Note and the Victus July Warrant discussed above. Pursuant to the terms of a Debt Conversion Agreement dated July 8, 2005 between Vicis Capital and the Company, the Victus July Note was converted into 1,189,589 shares of the Company's Series B Zero Coupon Preferred Stock and 892,192 five-year Warrants to purchase shares of Common Stock of Medical Media Television, Inc. at a strike price of fifteen cents ($.15) ("Vicis Debt Exchange Warrants"). See NOTE G - SUBSEQUENT EVENTS for further details.

On March 11, 2005, the Company issued to Vicis Capital its Series A Convertible Debentures ("Series A Debentures"), Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants pursuant to the exemption from registration found in Section 4(2) of Regulation D under the Securities Act of 1933. Pursuant to the terms of the Series A Debentures, Vicis Capital loaned the Company an aggregate of $250,000 at an annual rate of interest of fifteen percent (15%). The Series A Debentures had a term of 24 months and the Company had the option to pay the interest semi-annually in cash or in shares of its registered Common Stock at a ten percent (10%) discount to the market price based on the average of the twenty
(20) trading days prior to the payment of the interest. On the date of maturity of the Series A Debentures, Vicis Capital had the option to convert the Series A Debentures into shares of the Company's Common Stock at a price of $0.10 ($3.00 post-split) per share. Under the terms of the Series A Common Stock Purchase Warrants, Vicis Capital may purchase up to 2,500,000 (83,335 post-split) shares of the Company's Common Stock at an exercise price of $0.10 ($3.00 post-split) per share for a ten-year period. Under the terms of the Series B Common Stock Purchase Warrants, Vicis Capital may purchase up to 2,500,000 (83,335 post-split) shares of the Company's Common Stock at an exercise price of $0.125 ($3.75 post-split) per share for a five-year period. Under the terms of the Series C Common Stock Purchase Warrants, Vicis Capital may purchase up to 1,250,000 (41,670 post-split) shares of the Company's Common Stock at an exercise price of $.10 ($3.00 post-split) per share for a one-year period. The Series A Debentures and Series A, B, and C Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock exceeds 4.99%, unless such limitation is waived by Vicis Capital upon no less than sixty-one days (61) advance written notice. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Series A Debentures were converted into 262,329 shares of the Company's Series B Zero Coupon Preferred Stock and 196,747 five-year Warrants to purchase shares of Common Stock of Medical Media Television, Inc. at a strike price of fifteen cents ($.15) ("Vicis Capital Debt Exchange Warrants"). See NOTE G - SUBSEQUENT EVENTS for further details.

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE E - SUBORDINATED CONVERTIBLE PROMISSORY NOTES (Continued)
--------------------------------------------------------------

On May 6, 2005, the Company issued to Vicis Capital its Series B Convertible Debentures ("Series B Debentures"), Series D Common Stock Purchase Warrants, Series E Common Stock Purchase Warrants, and Series F Common Stock Purchase Warrants pursuant to the exemption from registration found in Section 4(2) of Regulation D under the Securities Act of 1933. Pursuant to the terms of the Series B Debentures, Vicis Capital loaned the Company an aggregate of $250,000 at an annual rate of interest of fifteen percent (15%). The Series B Debentures have a term of 24 months and the Company has the option to pay the interest semi-annually in cash or in shares of its registered Common Stock at a ten percent (10%) discount to the market price based on the average five (5) days Volume Weighted Average Closing Price of the Company's Common Stock for the five
(5) trading days prior to payment. On the date of maturity of the Series B Debentures, Vicis Capital has the option to convert into post-split shares of the Company's Common Stock at a price of $2.40 per share. Under the terms of the Series D Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 post-split shares of the Company's Common Stock at an exercise price of $2.40 per share for a ten (10) year period. Under the terms of the Series E Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 post-split shares of the Company's Common Stock at an exercise price of $2.40 per share for a five (5) year period. Under the terms of the Series F Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 post-split shares of the Company's Common Stock at an exercise price of $2.40 per share for a one-year period. The Series B Debentures and Series D, E, and F Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock, giving effect to that conversion and together with the right to receive any Common Stock within sixty days of the conversion date, will exceed 4.99% of the Company's outstanding stock at that time.

NOTE F - MERGER AGREEMENT
-------------------------

On May 11, 2005 the Company executed a Merger Agreement (the "Merger Agreement") by and among AFMN, Inc. a Delaware corporation ("AFMN"), African American
Medical Network, Inc. a Florida corporation ("African American Medical Network"), and AAMN Acquisition Sub, Inc. ("AAMN Acquisition Sub") whereby the Company will acquire 100% of the capital stock of African American Medical Network in exchange for 14,865,657 shares of our Common Stock. African American Medical Network provides educational programming to patients through installation of TV/DVD viewing systems in doctors' offices serving the African American population. Pursuant to the terms of the Merger Agreement, AAMN Acquisition Sub will be merged with and into African American Medical Network, and AFMN will receive the aforementioned shares of Medical Media in exchange for all of the outstanding shares of capital stock of African American Medical Network owned by AFMN. Pursuant to the terms of the Merger Agreement, the Company intends to file a Registration Statement on Form S-4 ("Form S-4") with the Securities and Exchange Commission (the "SEC") registering the 14,865,657 shares of Common Stock the Company plans to issue to AFMN. The closing of the Merger Agreement will occur within three (3) business days of the date upon which the Form S-4 is declared effective by the SEC. The Company intends to file the Form S-4 as soon as practical.

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE G - SUBSEQUENT EVENTS
--------------------------

Debt Exchange Agreement with Pet Edge, LLC
------------------------------------------

On July 8, 2005, the Company entered into a Debt Exchange Agreement with Edge whereby Edge agreed to cancel the Edge Notes in exchange for 1,682,044 shares of the Company's Series A Zero Coupon Preferred Stock (described below) and 2,102,556 Edge Debt Exchange Warrants (described below). Pursuant to the Edge Debt Exchange Agreement, the Edge Notes were cancelled and (a) the obligations of the Company to pay the principal of, interest on or redemption premium on the Edge Notes terminated; (b) the obligations of the Company to pay any interest remaining unpaid in respect of the Edge Notes terminated; (c) all obligations of Edge pursuant to the Edge Notes terminated; and (d) all obligations of the Company in respect of the cancelled Edge Notes terminated. The Company also agreed to file, at its sole cost and expense, a Form S-4 no later than forty-five (45) days after the closing registering (a) all shares of Common Stock issuable upon conversion of the Series A Zero Coupon Preferred Stock, and
(b) all shares of Common Stock issuable upon exercise of the Edge Debt Exchange Warrants. The Company agreed to use its best efforts to have the Form S-4 declared effective within one hundred twenty (120) days after closing. The Series A Zero Coupon Preferred Stock and the Edge Debt Exchange Warrants were issued pursuant to the exemption from registration found in Section 3(a)(9) of the Securities Act of 1933.

Debt Exchange Agreements with Vicis Capital Master Fund and Mark Maltzer
------------------------------------------------------------------------

On July 8, 2005, the Company entered into a Debt Exchange Agreement with Vicis Capital whereby Vicis Capital agreed to cancel the Victus February Note, Victus July Note and the Series A Debentures (collectively, the "Vicis Capital Notes") in exchange for 2,551,918 shares of Series B Zero Coupon Preferred Stock (described below) and 1,913,939 Vicis Capital Debt Exchange Warrants (described below). Pursuant to the Vicis Capital Debt Exchange Agreement, the Vicis Capital Notes were cancelled and (a) the obligations of the Company to pay the principal of, interest on or redemption premium on the Vicis Capital Notes terminated; (b) the obligations of the Company to pay any interest remaining unpaid in respect of the Vicis Capital Notes terminated; (c) all obligations of Vicis Capital pursuant to the Vicis Capital Notes terminated; and (d) all obligations of the Company in respect of the cancelled Vicis Capital Notes terminated.

Also on July 8, 2005, the Company entered into a Debt Exchange Agreement with Maltzer whereby Maltzer agreed to tender the Maltzer Note in exchange for 60,411 shares of the Company's Series B Zero Coupon Preferred Stock and 45,308 Maltzer Debt Exchange Warrants (described below). Pursuant to the Maltzer Debt Exchange Agreement, the Maltzer Note was cancelled and (a) the obligations of the Company to pay the principal of, interest on or redemption premium on the Maltzer Note terminated; (b) the obligations of the Company to pay any interest remaining unpaid in respect of the Maltzer Note terminated; (c) all obligations of Maltzer pursuant to the Maltzer Note terminated; and (d) all obligations of the Company in respect of the cancelled Maltzer Note terminated.

The Series B Zero Coupon Preferred Stock, the Vicis Capital Debt Exchange Warrants and the Maltzer Debt Exchange Warrants were issued pursuant to the exemption from registration found in Section 3(a)(9) of the Securities Act of 1933.

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE G - SUBSEQUENT EVENTS (Continued)
--------------------------------------

Series A Zero Coupon Preferred Stock
------------------------------------

The Company's Series A Zero Coupon Preferred Stock is non-voting capital stock and has a stated value of $1.00 per share and is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance at the initial rate of $2.40 per share. The holders of the Series A Zero Coupon Preferred Stock will be entitled to receive, when and if declared by the Board of Directors, dividends on parity with holders of the Company's Common Stock. Any dividend or other distribution meeting these requirements will be payable in an amount equal to the product of (a) the dividend payable on each share of Common Stock and (b) the number of shares of Common Stock issuable upon conversion of a share of Series A Zero Coupon Preferred Stock, calculated on the record date for determination of holders entitled to receive such dividend. In addition, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of Series A Zero Coupon
Preferred Stock are entitled to be paid out of the assets available for distribution before any payment shall be made to the holders of Common Stock or any other class or series of stock ranking on liquidation junior to the Series A Zero Coupon Preferred Stock, an amount equal to One Million Three Hundred Seventy Five Thousand and No/100 Dollars ($1,375,000). The holders of Series A Zero Coupon Preferred Stock also have preemptive rights to purchase any equity securities, debt securities possessing rights, preferences, privileges and limitations similar to equity securities, or rights, options, warrants or convertible or exchangeable securities containing the right to subscribe for or purchase shares of equity securities of the Company at the price and on the terms and conditions the Company is offering them.

Series B Zero Coupon Preferred Stock
------------------------------------

The Company's Series B Zero Coupon Preferred Stock is non-voting capital stock and has a stated value of $1.00 per share and is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance at the initial rate of $3.00 per share. The holders of the Series B Zero Coupon Preferred Stock will be entitled to receive, when and if declared by the Board of Directors, dividends on parity with holders of the Company's Common Stock. Any dividend or other distribution meeting these requirements will be payable in an amount equal to the product of (a) the dividend payable on each share of Common Stock and (b) the number of shares of Common Stock issuable upon conversion of a share of Series B Zero Coupon Preferred Stock, calculated on the record date for determination of holders entitled to receive such dividend. In addition, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of Series B Zero Coupon
Preferred Stock are entitled to be paid out of the assets available for distribution after taking into account the Series A Zero Coupon Preferred Stock liquidation preference, but before any payment shall be made to the holders of Common Stock or any other class or series of stock ranking on liquidation junior to the Series B Zero Coupon Preferred Stock, an amount equal to Two Million Three Hundred Thousand and No/100 Dollars ($2,300,000).

Edge Debt Exchange  Warrants,  Vicis Capital Debt Exchange  Warrants and Maltzer
--------------------------------------------------------------------------------
Debt Exchange Warrants
----------------------

The Edge Debt  Exchange  Warrants,  Vicis  Capital  Debt  Exchange  Warrants and
Maltzer Debt Exchange Warrants entitle the holder to purchase shares of the Company's Common Stock at a price of fifteen cents

                         MEDICAL MEDIA TELEVISION, INC.
                     f/k/a PetCARE Television Network, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE G - SUBSEQUENT EVENTS (Continued)
--------------------------------------

($0.15) per share. The warrants may be exercised in whole or in part at any time or from time to time, prior to July 7, 2010.

Amendment to Articles of Corporation
------------------------------------

In connection with the Debt Exchange Agreements discussed above, the Board of Directors of the Company approved the Certificates of Designations, Preferences, Rights and Limitations for the Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock, and, on July 14, 2005, the Company filed an amendment to its Articles of Incorporation, which designated 1,682,044 shares of the authorized and unissued Preferred Stock of the Company as Series A Zero Coupon Preferred Stock and 2,612,329 shares of the authorized and unissued Preferred Stock of the Company as Series B Zero Coupon Preferred Stock.

Also on July 14, 2005, the Company retired the entire class of Series B Convertible Preferred Stock to the status of authorized but unissued and undesignated shares of Preferred Stock of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview
--------

On April 21, 2005, PetCARE Television Network, Inc. changed its name to Medical Media Television, Inc. ("Medical Media" or the "Company"; references to "we," "our" or "us" also mean the Company). Medical Media was organized as a Florida corporation on October 2, 1989. On April 22, 2005, Medical Media organized a wholly-owned subsidiary, PetCARE Television Network, Inc., a Florida corporation ("PetCARE TV"). Also on April 22, 2005, Medical Media organized AAMN Acquisition Sub, Inc., a wholly-owned Florida corporation, for the purpose of acquiring African American Medical Network.

On May 4, 2005, the Company combined its issued and outstanding Common Stock on a 1:30 basis. On May 10, 2005, the Company issued a dividend of two (2) shares of the Company's restricted Common Stock for each share of Common Stock held by shareholders of record as of May 10, 2005 with a payment date of May 17, 2005.

On May 11, 2005 the Company executed a Merger Agreement (the "Merger Agreement") by and among AFMN, Inc., a Delaware corporation ("AFMN"), African American
Medical Network, Inc., a Florida corporation ("African American Medical Network"), and AAMN Acquisition Sub, Inc. ("AAMN Acquisition Sub") whereby the Company will acquire 100% of the capital stock of African American Medical Network in exchange for 14,865,657 shares of our Common Stock. African American Medical Network provides educational programming to patients through installation of TV/DVD viewing systems in doctors' offices serving the African American population. Pursuant to the terms of the Merger Agreement, AAMN Acquisition Sub will be merged with and into African American Medical Network, and AFMN will receive the aforementioned shares of Medical Media in exchange for all of the outstanding shares of capital stock of African American Medical Network owned by AFMN. Pursuant to the terms of the Merger Agreement, the Company intends to file a Registration Statement on Form S-4 ("Form S-4") with the Securities and Exchange Commission (the "SEC") registering the 14,865,657 shares of Common Stock the Company will issue to AFMN. The closing of the Merger Agreement will occur within three (3) business days of the date upon which the Form S-4 is declared effective by the SEC. The Company intends to file the Form S-4 as soon as practical.

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

Our goal is to be recognized as a leading provider of advertiser-supported patient/client medical education programming within the place-based media environment of medical specialty offices nationwide.

Through PetCARE TV, we provide educational programming focused on optimal healthcare for animal companions and targeted to pet owners. While pet owners are seated in their veterinarian's reception area, our DVD magazine is played, with an encouraging theme throughout each segment to "just ask" their veterinarian about current techniques, products and services available. The programming is funded, in part, by commercial advertisers that are reviewed and approved by our Veterinary Advisory Board, a distinguished group of veterinary professionals committed to providing quality educational, entertaining, and encouraging veterinary health programming. Our programming is obtained through an annual or three-year subscription, with a TV/DVD viewing system included in the three-year plan. Updated DVD magazines are mailed monthly to all subscribers.

We have expended approximately $4,600,000 through June 30, 2005 in developing our business plan, which included placing systems in approximately 3,000 veterinary offices, and the completion of production, replication, and delivery of our monthly DVD magazines. For the period from the implementation of our current business plan (June 2002) through June 30, 2005, we have generated $17,049 of revenue and have $39,472 of deferred revenue from subscription sales to veterinarian offices, $86,928 from advertising and $14,519 from sales of Welcome Home Your New Friend (educational DVDs for new pet owners, sold to veterinarians who distribute them to their clients).

PetCARE TV's website (www.petcaretv.com) was developed in cooperation with a third party consultant. We use our website primarily as an information tool for prospective subscribers and advertisers who can log on to find out about our business. Prospective subscribers are allowed to view our current programming, review frequently asked questions, review our subscription process, and print out a subscription agreement.

Critical Accounting Policies and Estimates
------------------------------------------

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

Revenue Recognition
-------------------

We generate revenue from two primary sources, namely advertisers on PetCARE TV's DVD magazines (the "Advertisers") and subscribers to its PetCARE TV network (the "Subscribers"). With regard to Advertisers, revenue is recognized over the periods in which the advertisers' commercials appear on the DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement entered into by the Subscribers.

Plan of Operations
------------------

Results of Operations - Inception (October 2, 1989) to June 30, 2005
--------------------------------------------------------------------

From inception to June 30, 2005, we had losses totaling $5,532,933. For this period, our general and administrative costs totaled $2,804,653 or 59% of total operating expenses. DVD production costs totaled $455,103 or 10% of total operating expenses, and sales and marketing costs totaled $1,361,728 or 29% of total operating expenses. The remainder of operating expense is represented by depreciation and amortization that totaled $152,267 or 3% of total operating expenses.

Results of Operations - Comparison of Three Months Ending June 30, 2005 and 2004
--------------------------------------------------------------------------------

For the three-month period ending June 30, 2005, we had losses totaling $494,029, compared to losses of $539,638 for the same period in 2004. The decrease of $45,609 is primarily a result of efficiencies in DVD production costs and reductions in sales and marketing expense partially offset by increases in interest expense. For the three-month period ending June 30, 2005, our general and administration costs totaled $241,897, compared to $234,090 for the same period in 2004. Our DVD production costs totaled $40,604 for the period ending June 30, 2005, compared to $73,584 for the same period in 2004. We associate this change to the implementation of production efficiencies and other cost saving methods offset by increased production costs related to the Company's conversion from quarterly to monthly DVD distribution. Our sales and marketing costs totaled $70,617 for the three months ending June 30, 2005, compared to $133,644 for the same period in 2004. This decrease is a result of reductions in salary and trade show expense. Depreciation and amortization costs totaled $1,559 for the three months ended June 30, 2005.

Results of Operations - Comparison of Six Months Ending June 30, 2005 and 2004
------------------------------------------------------------------------------

For the six-month period ending June 30, 2005, we had losses totaling $960,945, compared to losses of $1,115,703 for the same period in 2004. The decrease of $154,758 is primarily a result of efficiencies in DVD production costs, decreases in general and administration costs primarily as a result of the reduction of fund raising costs in 2005 as compared to 2004, and reductions in sales and marketing expense partially offset by increases in interest expense. For the six-month period ending June 30, 2005, our general and administration costs totaled $414,467, compared to $614,879 for the same period in 2004. This decrease of $200,412 is primarily attributed to fees and costs related to our fund raising efforts during 2004 ($155,000). Our DVD production costs totaled $77,123 for the period ending June 30, 2005, compared to $102,804 for the same period in 2004. We associate this change to the implementation of production efficiencies and other cost saving methods offset by increased production costs related to the Company's conversion from quarterly to monthly DVD distribution. Our sales and marketing costs totaled $191,027 for the six-months ending June 30, 2005, compared to $238,096 for the same period in 2004. Depreciation and amortization costs totaled $2,786 for the three months ended June 30, 2005.

Liquidity and Capital Resources
-------------------------------

As of August 5, 2005, we had cash on hand of approximately $22,000, which is not enough to satisfy our operating requirements through August 31, 2005. If we do not generate revenues or secure debt or equity financing before the end of August 2005, we will be unable to sustain our current level of operations and may have to cut back or shut down our operations at that time. To satisfy our operating requirements through December 2005, we estimate that we will need an additional $600,000.

On May 16, 2002, we issued a non-interest bearing promissory note to James Calaway, a shareholder and former director, in the original principal amount of $100,000 (the "Calaway Note"). At June 30, 2005, the principal balance due on the Calaway Note was $91,500.

In June 2002, we issued the following shareholders non-interest bearing promissory notes (the "Hugo/Turner Notes"), all of which remained due and payable at June 30, 2005:

      o     Daniel V. Hugo, a former officer/director, in the amount of $25,000;
      o     Robert and Janna Hugo, in the amount of $6,000; and
      o     Robert and Jamie Turner, in the amount of $5,000.

On March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 Medical Media entered into Note Purchase and Security Agreement(s) and Senior Convertible Promissory Note(s) (the "Edge Notes") with

Pet Edge, LLC ("Edge"). Edge was organized for the sole purpose of funding our business plan. Under the terms of the Edge Notes, Edge loaned the Company $1,000,000, $50,000, $50,000, and $275,000 respectively with simple interest at the rate of ten percent (10%) per annum. All principal and accrued interest on the Edge Notes was due March 9, 2006, May 27, 2006, June 5, 2006, and June 30, 2006 respectively. The Edge Notes could not be prepaid in whole or in part without the written consent of Edge. To secure the Company's obligations under the Edge Notes, the Company granted Edge a first priority security interest on all of its assets owned as of the date of the Edge Notes and acquired during the term of the Edge Notes. The principal and interest on the Edge Notes was convertible into shares of Common Stock of the Company at $.246 per share. Pursuant to the terms of the Debt Exchange Agreement dated July 8, 2005 between Edge and the Company ("Edge Debt Exchange Agreement"), the Edge Notes, including accrued interest through July 8, 2005, were converted into 1,682,044 shares of the Company's Series A Zero Coupon Preferred Stock and 2,102,556 five-year Warrants to purchase hares of Common Stock of Medical Media Television, Inc. at a strike price of fifteen cents ($0.15) ("Edge Debt Exchange Warrants"). See "Subsequent Events" for further details.

On June 10, 2003, Medical Media entered into a Note Purchase Agreement and Convertible Promissory Note with Dr. Mark Maltzer (the "Maltzer Note"), a director at the time of the transaction. Under the terms of the Maltzer Note, Dr. Maltzer loaned the Company $50,000 with simple interest at a rate of ten percent (10%) per annum. All principal and accrued interest was due June 9, 2006. The principal and interest on the Maltzer Note was convertible into shares of Common Stock of the Company at $.246 per share. Pursuant to the terms of the Debt Exchange Agreement dated July 8, 2005 between Dr. Maltzer and the Company ("Maltzer Debt Exchange Agreement") the Maltzer Note, including accrued interest through July 8, 2005, was converted into 60,411 shares of the Company's Series B Zero Coupon Preferred Stock and 45,308 five-year Warrants to purchase shares of Common Stock of Medical Media Television, Inc. at a strike price of fifteen cents ($0.15) ("Maltzer Debt Exchange Warrants"). See "Subsequent Events" for further details.

On February 13, 2004, Medical Media entered into a Note Purchase Agreement with Victus Capital, LP, a Delaware limited partnership ("Victus") and issued Victus a Subordinated Convertible Promissory Note (the "Victus February Note"). Under the terms of the Victus February Note, Victus loaned us $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments were made, $250,000 of the principal amount of the Victus February Note was delivered to an escrow agent to be held for the purpose of making quarterly interest payments to Victus. Prior to the maturity date of the Victus February Note, Victus had the option to convert the principal and any outstanding interest into shares of a subsequent private offering of Preferred Stock, or into shares of our Common Stock at a price of $.375 per share. Upon acceleration or conversion of the Victus February Note, any unpaid balance in the escrow account would be returned to Victus. In May 2004, Medical Media issued 357,143 (11,905 post split) shares of Common Stock at $.70 ($2.10 post-split) per share and 714,286 (23,810 post-split) Common Stock Purchase Warrants ("Victus February Warrants") in lieu of $250,000 in interest due on the Victus February Note. Accordingly, the $250,000 being held in escrow was released to the Company in exchange for the shares and the Victus February Warrants. Each Victus February Warrant is exercisable into shares of the Company's Common Stock at $1.00 ($30.00 post-split) per share and are exercisable at any time for five years from the date of issuance. The Victus February Note, the shares of Common Stock, and Victus February Warrants were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933 (the "Securities Act"). In March 2005, Vicis Capital Master Fund, a fund managed by Vicis Capital, LP, a Delaware limited partnership ("Vicis Capital") acquired certain assets of Victus. Included in the acquisition were the Victus February Note, the 357,143 (11,905 post-split) shares of the Company's Common Stock, and the 714,286 (23,810 post-split) Victus February Warrants discussed above. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company ("Vicis Capital Debt Exchange Agreement") the Victus February Note, including accrued interest through July 8, 2005, was converted into 1,100,000 shares of the Company's Series B Zero Coupon Preferred Stock and 825,000 Warrants to purchase shares of Common Stock of

Medical Media Television, Inc. at a strike price of fifteen cents ($0.15) ("Vicis Capital Debt Exchange Warrants"). See "Subsequent Events" for further details.

On July 27, 2004, Medical Media entered into a Note Purchase Agreement with Victus and issued a Subordinated Convertible Promissory Note ("Victus July Note"), and Warrant to Purchase Shares of Common Stock (the "Victus July Warrant"). Under the terms of the Victus July Note, Victus loaned us $1,000,000, at an annual rate of interest of twenty percent (20%) compounded semi-annually. The Victus July Note had a term of twelve months; however the term could be extended by the parties for an additional 12 months. For the first year, the Company had the right to pay interest on the Victus July Note with registered, freely transferable Common Stock, valued at a ten percent (10%) discount to market. On the date of maturity, the Victus July Note was convertible, at the option of the holder, into our pre-split shares of Common Stock at $.40 per share. Pursuant to the terms of the Victus July Warrant, Victus may purchase up to 2,500,000 (83,333 post-split) shares of our Common Stock at an exercise price of $0.75 ($22.50 post-split) until the expiration date of July 26, 2009. The Victus July Note may not be converted and the Victus July Warrant may not be exercised to the extent that Victus' overall ownership of the Company's Common Stock exceeds 4.99%, unless such limitation is waived by Victus upon no less than sixty-one days (61) advance written notice. In March 2005, Vicis Capital acquired certain assets of Victus. Included in the acquisition were the Victus July Note and the Victus July Warrant discussed above. Pursuant to the terms of the Vicis Capital Debt Exchange Agreement, the Victus July Note, including interest accrued through July 8, 2005, was converted into 1,189,589 shares of the Company's Series B Zero Coupon Preferred Stock and 892,192 Vicis Capital Debt Exchange Warrants at a strike price of fifteen cents ($0.15). See "Subsequent Events" for further details.

On July 28, 2004, in connection with the Victus July Note, the Company issued TotalCFO, LLC a Warrant to Purchase Shares of Common Stock for 300,000 (10,000 post-split) shares of the Company's Common Stock at $0.75 ($22.50 post-split) per share over a period of five years.

On March 11, 2005, the Company issued to Vicis Capital its Series A Convertible Debentures ("Series A Debentures"), Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants pursuant to the exemption from registration found in Section 4(2) of Regulation D under the Securities Act of 1933. Pursuant to the terms of the Series A Debentures, Vicis Capital loaned the Company $250,000 at an annual rate of interest of fifteen percent (15%). The Series A Debentures had a term of 24 months and the Company had the option to pay the interest semi-annually in cash or in shares of its registered Common Stock at a ten percent (10%) discount to the market price based on the average of the twenty (20) trading days prior to the payment of the interest. On the date of maturity of the Series A Debentures, Vicis Capital had the option to convert the Series A Debentures into shares of the Company's Common Stock at a price of $0.10 ($3.00 post-split) per share. Under the terms of the Series A Common Stock Purchase Warrants, Vicis Capital may purchase up to 2,500,000 (83,335 post-split) shares of the Company's Common Stock at an exercise price of $.10 ($3.00 post-split) per share for a ten-year period. Under the terms of the Series B Common Stock Purchase Warrants, Vicis Capital may purchase up to 2,500,000 (83,335 post-split) shares of the Company's Common Stock at an exercise price of $0.125 ($3.75 post-split) per share for a five-year period. Under the terms of the Series C Common Stock Purchase Warrants, Vicis Capital may purchase up to 1,250,000 (41,670 post-split) shares of the Company's Common Stock at an exercise price of $.10 ($3.00 post-split) per share for a one-year period. The Series A Debentures and Series A, B, and C Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock exceeds 4.99%, unless such limitation is waived by Vicis Capital upon no less than sixty-one days (61) advance written notice. Pursuant to the terms of the Vicis Capital Debt Exchange Agreement, the Series A Debentures, including interest accrued through July 8, 2005, were converted into 262,329 shares of the Company's Series B Zero Coupon Preferred Stock and 196,747 Vicis Capital Debt Exchange Warrants at a strike price of fifteen cents ($0.15). See "Subsequent Events" for further details.

As a result of fees incurred in connection with the Series A Debentures mentioned above, the Company issued Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 50,000 (1,667 post-split) shares of the Company's Common Stock at an exercise price of $.10 ($3.00 post-split) per share for a term of five (5) years.

On May 6, 2005, the Company issued to Vicis Capital its Series B Convertible Debentures ("Series B Debentures"), Series D Common Stock Purchase Warrants, Series E Common Stock Purchase Warrants, and Series F Common Stock Purchase Warrants pursuant to the exemption from registration found in Section 4(2) of Regulation D under the Securities Act of 1933. Pursuant to the terms of the Series B Debentures, Vicis Capital loaned the Company $250,000 at an annual rate of interest of fifteen percent (15%). The Series B Debentures have a term of 24 months and the Company has the option to pay the interest semi-annually in cash or in shares of its registered Common Stock at a ten percent (10%) discount to the market price based on the average five (5) days Volume Weighted Average Closing Price of the Company's Common Stock for the five (5) trading days prior to payment. On the date of maturity of the Series B Debentures, Vicis Capital has the option to convert into post-split shares of the Company's Common Stock at a price of $2.40 per share. Under the terms of the Series D Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 post-split shares of the Company's Common Stock at an exercise price of $2.40 per share for a ten
(10) year period. Under the terms of the Series E Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 post-split shares of the Company's Common Stock at an exercise price of $2.40 per share for a five (5) year period. Under the terms of the Series F Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 post-split shares of the Company's Common Stock at an exercise price of $2.40 per share for a one-year period. The Series B Debentures and Series D, E, and F Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock, giving effect to that conversion and together with the right to receive any Common Stock within sixty days of the conversion date, will exceed 4.99% of the Company's outstanding stock at that time.

As a result of fees incurred in connection with the Series B Debentures mentioned above, the Company issued Series D Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 20,000 post-split shares of the Company's Common Stock at an exercise price of $2.40 per share for a term of five years.

From inception through June 30, 2005, we incurred interest expense of approximately $862,000. This amount includes accrued interest totaling approximately $606,000 related to the Edge Notes, the Maltzer Note, the Victus February Note, Victus July Note, Series A Debentures, and Series B Debenture. It also includes $250,000 payment of interest related to the Victus February Note (in May 2004, we issued 357,143 (11,905 post-split) shares of our Common Stock at $.70 ($21.00 post-split) per share and 714,286 (23,810 post-split) Common Stock Purchase Warrants in lieu of $250,000 in interest due) and approximately $6,000 in interest paid.

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

Item 3.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

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

Changes in Internal Controls Over Financial Reporting
-----------------------------------------------------

In connection with the evaluation of the Company's internal controls during the Company's quarter ended June 30, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 6, 2005, the Company issued to Vicis Capital its Series B Convertible Debentures ("Series B Debentures"), Series D Common Stock Purchase Warrants, Series E Common Stock Purchase Warrants, and Series F Common Stock Purchase Warrants pursuant to the exemption from registration found in Section 4(2) of Regulation D under the Securities Act of 1933. Pursuant to the terms of the Series B Debentures, Vicis Capital loaned the Company $250,000 at an annual rate of interest of fifteen percent (15%). The Series B Debentures have a term of 24 months and the Company has the option to pay the interest semi-annually in cash or in shares of its registered Common Stock at a ten percent (10%) discount to the market price based on the average five (5) days Volume Weighted Average Closing Price of the Company's Common Stock for the five (5) trading days prior to payment. On the date of maturity of the Series B Debentures, Vicis Capital has the option to convert into post-split shares of the Company's Common Stock at a price of $2.40 per share. Under the terms of the Series D Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 post-split shares of the Company's Common Stock at an exercise price of $2.40 per share for a ten
(10) year period. Under the terms of the Series E Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 post-split shares of the Company's Common Stock at an exercise price of $2.40 per share for a five (5) year period. Under the terms of the Series F Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 post-split shares of the Company's Common Stock at an exercise price of $2.40 per share for a one-year period. The Series B Debentures and Series D, E, and F Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common

Stock, giving effect to that conversion and together with the right to receive any Common Stock within sixty days of the conversion date, will exceed 4.99% of the Company's outstanding stock at that time.

As a result of fees incurred in connection with the Series B Debentures mentioned above, the Company issued Series D Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 20,000 post-split shares of the Company's Common Stock at an exercise price of $2.40 per share for a term of five years.


Item 3. Defaults upon Senior Securities.

None.


Item 4. Submission of Matters to a Vote of Security Holders.

A Written Action of a Majority of the Shareholders in Lieu of Special Meeting was signed on April 6, 2005, in which 7,079,471 shares of the total shares of Common Stock outstanding of 13,091,685 (54.07%) approved the Memorandum of Terms for the Company's acquisition of African American Medical Network, Inc., a wholly-owned subsidiary of AFMN, Inc., and authorized the Company's Board of Directors to (i) change the Company's corporate name from PetCARE Television Network, Inc. to Medical Media Television, Inc.; (ii) combine the Company's issued and outstanding Common Stock on a 1:30 basis, effective as of May 4, 2005; and (iii) declare and issue a dividend of two (2) shares of the Company's restricted Common Stock for each share of Common Stock held by shareholders of record as of May 10, 2005.

Item 5. Other Information.

Subsequent Events
-----------------

Debt Exchange Agreement with Pet Edge, LLC
------------------------------------------

On July 8, 2005, the Company entered into a Debt Exchange Agreement with Edge whereby Edge agreed to cancel the Edge Notes in exchange for 1,682,044 shares of the Company's Series A Zero Coupon Preferred Stock (described below) and 2,102,556 Edge Debt Exchange Warrants (described below). Pursuant to the Edge Debt Exchange Agreement, the Edge Notes were cancelled and (a) the obligations of the Company to pay the principal of, interest on or redemption premium on the Edge Notes terminated; (b) the obligations of the Company to pay any interest remaining unpaid in respect of the Edge Notes terminated; (c) all obligations of Edge pursuant to the Edge Notes terminated; and (d) all obligations of the Company in respect of the cancelled Edge Notes terminated. The Company also agreed to file, at its sole cost and expense, a Registration Statement on Form S-4 no later than forty-five (45) days after the closing registering (a) all shares of Common Stock issuable upon conversion of the Series A Zero Coupon Preferred Stock, and (b) all shares of Common Stock issuable upon exercise of the Edge Debt Exchange Warrants. The Company agreed to use its best efforts to have the Form S-4 declared effective within one hundred twenty (120) days after closing. The Series A Zero Coupon Preferred Stock and the Edge Debt Exchange
Warrants  were  issued  pursuant to the  exemption  from  registration  found in
Section 3(a)(9) of the Securities Act of 1933.

Debt Exchange Agreements with Vicis Capital Master Fund and Mark Maltzer
------------------------------------------------------------------------

On July 8, 2005, the Company entered into a Debt Exchange Agreement with Vicis Capital whereby Vicis Capital agreed to cancel the Victus February Note, Victus July Note and the Series A Debentures

(collectively, the "Vicis Capital Notes") in exchange for 2,551,918 shares of Series B Zero Coupon Preferred Stock (described below) and 1,913,939 Vicis Capital Debt Exchange Warrants (described below). Pursuant to the Vicis Capital Debt Exchange Agreement, the Vicis Capital Notes were cancelled and (a) the obligations of the Company to pay the principal of, interest on or redemption premium on the Vicis Capital Notes terminated; (b) the obligations of the Company to pay any interest remaining unpaid in respect of the Vicis Capital Notes terminated; (c) all obligations of Vicis Capital pursuant to the Vicis Capital Notes terminated; and (d) all obligations of the Company in respect of the cancelled Vicis Capital Notes terminated.

Also on July 8, 2005, the Company entered into a Debt Exchange Agreement with Maltzer whereby Maltzer agreed to tender the Maltzer Note in exchange for 60,411 shares of the Company's Series B Zero Coupon Preferred Stock and 45,308 Maltzer Debt Exchange Warrants (described below). Pursuant to the Maltzer Debt Exchange Agreement, the Maltzer Note was cancelled and (a) the obligations of the Company to pay the principal of, interest on or redemption premium on the Maltzer Note terminated; (b) the obligations of the Company to pay any interest remaining unpaid in respect of the Maltzer Note terminated; (c) all obligations of Maltzer pursuant to the Maltzer Note terminated; and (d) all obligations of the Company in respect of the cancelled Maltzer Note terminated.

The Series B Zero Coupon Preferred Stock, the Vicis Capital Debt Exchange Warrants and the Maltzer Debt Exchange Warrants were issued pursuant to the exemption from registration found in Section 3(a)(9) of the Securities Act of 1933.

Series A Zero Coupon Preferred Stock

The Company's Series A Zero Coupon Preferred Stock is non-voting capital stock and has a stated value of $1.00 per share and is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance at the initial rate of $2.40 per share. The holders of the Series A Zero Coupon Preferred Stock will be entitled to receive, when and if declared by the Board of Directors, dividends on parity with holders of the Company's Common Stock. Any dividend or other distribution meeting these requirements will be payable in an amount equal to the product of (a) the dividend payable on each share of Common Stock and (b) the number of shares of Common Stock issuable upon conversion of a share of Series A Zero Coupon Preferred Stock, calculated on the record date for determination of holders entitled to receive such dividend. In addition, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of Series A Zero Coupon
Preferred Stock are entitled to be paid out of the assets available for distribution before any payment shall be made to the holders of Common Stock or any other class or series of stock ranking on liquidation junior to the Series A Zero Coupon Preferred Stock, an amount equal to One Million Three Hundred Seventy Five Thousand and No/100 Dollars ($1,375,000). The holders of Series A Zero Coupon Preferred Stock also have preemptive rights to purchase any equity securities, debt securities possessing rights, preferences, privileges and limitations similar to equity securities, or rights, options, warrants or convertible or exchangeable securities containing the right to subscribe for or purchase shares of equity securities of the Company at the price and on the terms and conditions the Company is offering them.

Series B Zero Coupon Preferred Stock

The Company's Series B Zero Coupon Preferred Stock is non-voting capital stock and has a stated value of $1.00 per share and is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance at the initial rate of $3.00 per share. The holders of the Series B Zero Coupon Preferred Stock will be entitled to receive, when and if declared by the Board of Directors, dividends on parity with holders of the Company's Common Stock. Any dividend or other distribution meeting these requirements will be payable in an amount equal to the product of (a) the dividend payable on each share of Common Stock and (b) the number of shares of Common Stock issuable upon conversion of a share of Series B Zero Coupon Preferred Stock, calculated on the record date for determination of holders entitled to receive such dividend. In addition, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of Series B Zero Coupon Preferred Stock are entitled to be paid out of the assets available for distribution after taking into account the Series A Zero Coupon Preferred Stock liquidation preference, but before any payment shall be made to the holders of Common Stock or any other class or series of stock ranking on liquidation junior to the Series B Zero Coupon Preferred Stock, an amount equal to Two Million Three Hundred Thousand and No/100 Dollars ($2,300,000).

Edge Debt Exchange Warrants, Vicis Capital Debt Exchange Warrants and Maltzer Debt Exchange Warrants

The Edge Debt  Exchange  Warrants,  Vicis  Capital  Debt  Exchange  Warrants and
Maltzer Debt Exchange Warrants entitle the holder to purchase shares of the Company's Common Stock at a price of fifteen cents ($0.15) per share. The warrants may be exercised in whole or in part at any time or from time to time, prior to July 7, 2010.

Amendment to Articles of Corporation
------------------------------------

In connection with the Debt Exchange Agreements discussed above, the Board of Directors of the Company approved the Certificates of Designations, Preferences, Rights and Limitations for the Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock, and, on July 14, 2005, the Company filed an amendment to its Articles of Incorporation, which designated 1,682,044 shares of the authorized and unissued preferred stock of the Company as Series A Zero Coupon Preferred Stock and 2,612,329 shares of the authorized and unissued preferred stock of the Company as Series B Zero Coupon Preferred Stock.

Also on July 14, 2005, the Company retired the entire class of Series B Convertible Preferred Stock to the status of authorized but unissued and undesignated shares of preferred stock of the Company.

Item 6. Exhibits.

     2.1 Merger Agreement by and among African American Medical Network, Inc., AFMN, Inc., AAMN Acquisition Sub, Inc. and the Company dated May 11, 2005, previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 16, 2005 is incorporated herein by reference.

     3.1 Amended and Restated Articles of Incorporation, previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on June 4, 2003, as amended, are incorporated herein by reference.

     3.2 Articles of Amendment to the Articles of Incorporation previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on June 4, 2003, as amended, are incorporated herein by reference.

     3.3 Articles of Amendment to the Articles of Incorporation, previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on June 4, 2003, as amended, are incorporated herein by reference.

     3.4 Articles of Amendment to the Articles of Incorporation, previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB filed with the Commission on August 18, 2004, are incorporated herein by reference.

     3.5 Articles of Amendment to the Articles of Incorporation, previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB filed with the Commission on March 31, 2005, are incorporated herein by reference.

     3.6 Articles of Amendment to the Articles of Incorporation, previously filed as an Exhibit to the Company Quarterly Report on Form 10-QSB filed with the Commission on May 16, 2005, are incorporated herein by reference.

    *3.7 Articles of Amendment to the Articles of Incorporation filed on July 14, 2005.

     3.8 Bylaws of PetCARE Television Network, Inc. previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on June 4, 2003, as amended, are incorporated herein by reference.

     4.1 Certificate of Designations Rights and Preferences of Series A Zero Coupon Preferred Stock included as part of Exhibit 3.7.

     4.2 Certificate of Designations Rights and Preferences of Series B Zero Coupon Preferred Stock included as part of Exhibit 3.7.

   *10.1 Common Stock Purchase Warrant issued to Midtown Partners & Co., LLC dated March 16, 2005.

   *10.2 Series B Convertible Debenture issued to Vicis Capital Master Fund dated May 6, 2005.

   *10.3 Series D Common Stock Purchase Warrant issued to Vicis Capital Master Fund dated May 6, 2005.

   *10.4 Series E Common Stock Purchase Warrant issued to Vicis Capital Master Fund dated May 6, 2005.

   *10.5 Series F Common Stock Purchase Warrant issued to Vicis Capital Master Fund dated May 6, 2005.

   *10.6 Series D Common Stock Purchase Warrant issued to MidTown Partners & Co., LLC dated May 6, 2005.

   *10.7 Debt Exchange Agreement between the Company and Pet Edge, LLC dated July 8, 2005.

   *10.8 Debt Exchange Agreement between the Company and Mark Maltzer dated July 8, 2005.

   *10.9 Debt Exchange Agreement between the Company and Vicis Capital Master Fund dated July 8, 2005.

   *10.10 Common Stock  Purchase  Warrant  issued to Pet Edge, LLC dated July 8,
          2005.

   *10.11 Common Stock  Purchase  Warrant  issued to Mark Maltzer  dated July 8,
          2005.

  *10.12 Common Stock Purchase Warrant issued to Vicis Capital Master Fund dated July 8, 2005.

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


Dated:   August 9, 2005             MEDICAL MEDIA TELEVISION, INC.


                                    By: /s/ Philip M. Cohen
                                       -----------------------------------------
                                       Philip M. Cohen, President and Chief
                                       Executive Officer


                                    By: /s/ Donald R. Mastropietro
                                       -----------------------------------------
                                       Donald R. Mastropietro, Vice President
                                       Finance and Chief Financial Officer