Form 10QSB
period 2005-09-30
Medical Media Television, Inc.
filed 2005-11-21
CIK 1235899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from________ to ___________

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

                                    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                    Yes [ ]  No [X]

The number of shares outstanding of the Registrant's common stock as of November 21, 2005 was 20,725,104.


Transitional Small Business Disclosure Format:

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

Accountants' Review Report                                                              3


Balance Sheets as of September 30, 2005 and December 31, 2004                           4


Statements of Operations for the three and nine months ended September 30, 2005 and 2004, and from inception (October 2, 1989) through September 30, 2005 5


Statements of Changes in Stockholders' Equity from inception (October 2, 1989)
through September 30, 2005                                                              6


Statements of Cash Flows for the nine months ended September 30, 2005 and 2004, and from inception (October 2, 1989) through September 30, 2005 7


Notes to the Financial
Statements                                                                           8-21


                         BAUMANN, RAYMONDO & COMPANY PA
                         405 North Reo Street, Suite 200
                              Tampa, Florida 33609
                                  (813)288-8826


             Report of Independent Registered Public Accounting Firm


Board of Directors
Medical Media Television, Inc.
Tampa, Florida

We have reviewed the accompanying consolidated balance sheet of Medical Media Television, Inc. as of September 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the three- and nine-month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ Baumann Raymondo & Company PA
BAUMANN RAYMONDO & COMPANY PA
November 21, 2005

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET


                                                                             September 30,     December 31,
                                                                                 2005             2004
                                       ASSETS                                 Unaudited          Audited
                                                                             -----------       -----------
Current assets:
    Cash                                                                     $    16,511       $    18,793
    Accounts receivable, net of reserves                                            --               9,470
    Prepaid expenses                                                              43,143            77,374
    Other receivables                                                              9,583               871
                                                                             -----------       -----------
         Total current assets                                                     69,237           106,508
                                                                             -----------       -----------
Fixed assets:
    Computer equipment                                                            15,492            10,265
    Leasehold improvements                                                         6,196             6,196
    Accumulated depreciation                                                      (9,373)           (4,924)
                                                                             -----------       -----------
                                                                                  12,315            11,537
                                                                             -----------       -----------
Other assets:
    Security deposits                                                              7,596             7,596
                                                                             -----------       -----------
         Total assets                                                        $    89,148       $   125,641
                                                                             ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                                         $   283,617       $    57,851
    Accrued expenses and other current liabilities                               276,726           376,992
    Deferred revenue                                                              19,323            12,068
    Notes payable to stockholders                                                377,500         2,177,500
    Notes payable                                                                 14,826         1,375,000
                                                                             -----------       -----------
         Total current liabilities                                               971,992         3,999,411
                                                                             -----------       -----------
Long-term liabilities
    Deferred revenue                                                              18,226            20,004
                                                                             -----------       -----------
         Total long-term liabilities                                              18,226            20,004
                                                                             -----------       -----------
         Total liabilities                                                       990,218         4,019,415
                                                                             -----------       -----------
    Stockholders' deficit:
       Preferred stock - no par value; 25,000,000 shares authorized; 1,682,044 shares of Series A Zero Coupon issued and outstanding and 2,612,329 shares of Series B Zero Coupon issued and
        outstanding at September 30, 2005                                      4,294,373              --
       Common stock - par value $.0005; 100,000,000 shares authorized;
        1,309,478 and 13,091,685 shares issued and outstanding at
        September 30, 2005 and December 31, 2004 respectively                        655             6,546
       Additional paid-in capital                                                677,559           671,668
       Accumulated deficit during development stage                           (5,873,657)       (4,571,988)
                                                                             -----------       -----------
          Total stockholders' deficit                                           (901,070)       (3,893,774)
                                                                             -----------       -----------
          Total liabilities and stockholders' deficit                        $    89,148       $   125,641
                                                                             ===========       ===========

                       See Notes to Financial Statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
             FROM INCEPTION (October 2, 1989) to SEPTEMBER 30, 2005

                                                       September 30, 2005                 September 30, 2004
                                                -------------------------------    ------------------------------          From
                                               For the Three     For the Nine      For the Three     For the Nine      Inception to
                                                Months Then       Months Then       Months Then       Months Then      September 30,
                                                   Ended             Ended             Ended            Ended              2005
                                                -----------       -----------       -----------       -----------       -----------
Revenues, net                                   $    63,547       $   112,858       $    20,417       $    31,310       $   188,626

Cost of revenues                                      8,612            29,492             1,187             2,542            38,654
                                                -----------       -----------       -----------       -----------       -----------
Gross profit                                         54,935            83,366            19,230            28,768           149,972
                                                -----------       -----------       -----------       -----------       -----------
Operating expenses:
    DVD production costs                             32,447           109,570            58,521           161,325           487,550
    General and administration                      171,950           586,417           232,629           847,508         2,976,603
    Sales and marketing                             160,410           351,437           123,443           361,539         1,522,138
    Depreciation and amortization                     1,663             4,449               855             2,409           153,930
                                                -----------       -----------       -----------       -----------       -----------
         Total operating expense                    366,470         1,051,873           415,448         1,372,781         5,140,221
                                                -----------       -----------       -----------       -----------       -----------
Operating loss                                     (311,535)         (968,507)         (396,218)       (1,344,013)       (4,990,249)
                                                -----------       -----------       -----------       -----------       -----------
Other income and (expense)
    Interest expense                                (29,294)         (334,367)         (134,681)         (303,028)         (891,431)
    Interest income                                     105               254              --                 438             1,686
    Other income                                       --                 951              --                --               2,512
    Gain on sale of subsidiary                         --                --                --               2,421
                                                -----------       -----------       -----------       -----------       -----------
         Total other income (expense)               (29,189)         (333,162)         (134,681)         (302,590)         (884,812)
                                                -----------       -----------       -----------       -----------       -----------
Loss before extraordinary items                    (340,724)       (1,301,669)         (530,899)       (1,646,603)       (5,875,061)

    Gain on extinguishment of debt                     --                --                --                --               1,404
                                                -----------       -----------       -----------       -----------       -----------
Loss before taxes                                  (340,724)       (1,301,669)         (530,899)       (1,646,603)       (5,873,657)

    Provision for income taxes                         --                --                --                --                --
                                                -----------       -----------       -----------       -----------       -----------

Net loss                                        $  (340,724)      $(1,301,669)      $  (530,899)      $(1,646,603)      $(5,873,657)
                                                ===========       ===========       ===========       ===========       ===========

Net loss per share, basic and diluted           $     (0.26)      $     (0.99)      $     (0.41)      $     (1.31)      $    (10.72)
                                                ===========       ===========       ===========       ===========       ===========

Weighted average shares, basic and diluted        1,309,478         1,309,337         1,309,169         1,259,904           547,904
                                                ===========       ===========       ===========       ===========       ===========

                       See Notes to Financial Statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR PERIOD FROM INCEPTION (October 2, 1989) THROUGH SEPTEMBER 30, 2005



                                                     Preferred Stock                     Common Stock                 Additional
                                              -----------------------------      ------------------------------        Paid-in
                                                 Shares          Amount              Shares           Amount           Capital
                                              ------------     ------------      ------------      ------------      ------------
Issuance of $0.01 par value common
  shares to an individual for a note                  --               --        $      1,000      $        100      $      1,900
Payment of subscription receivable                    --               --                --                --                --
Stock split 2,000:1 and change par                    --               --                --                --                --
 value from $0.01 to $0.0005                          --               --           1,999,000               900              (900)
                                              ------------     ------------      ------------      ------------      ------------

Balance, December 31, 1996                            --               --           2,000,000             1,000             1,000

Repurchase of shares                                  --               --                --                --                --
Issuance of common stock                              --               --           2,476,000             1,238             3,762
                                              ------------     ------------      ------------      ------------      ------------

Balance, December 31, 1997                            --               --           4,476,000             2,238             4,762

Net loss                                              --               --                --                --                --
                                              ------------     ------------      ------------      ------------      ------------

Balance, December 31, 1998                            --               --           4,476,000             2,238             4,762
                                              ------------     ------------      ------------      ------------      ------------

Balance, December 31, 1999                            --               --           4,476,000             2,238             4,762

Shares issued in connection
 with merger with Y2K Recording, Inc.                 --               --           1,025,000               513              --
Net income                                            --               --                --                --                --
                                              ------------     ------------      ------------      ------------      ------------

Balance, December 31, 2000                            --               --           5,501,000             2,751             4,762

Shares issued in connection
 with merger with Savage Mojo, Inc.                   --               --           8,000,000             4,000              --
Shares issued for services                            --               --              10,000                 5               995
Contributed capital                                   --               --                --                --               5,672
Net loss                                              --               --                --                --                --
                                              ------------     ------------      ------------      ------------      ------------

Balance, December 31, 2001                            --               --          13,511,000             6,756            11,429

Series A shares sold in private placement           47,750           95,500              --                --                --
Retire treasury stock                                 --               --          (1,725,000)             (863)           (4,137)
Shares issued as premium for notes                    --          2,939,553             1,470              --                --
Shares issued for Cohen employment
 agreement                                            --               --             748,447               374            74,471
Cancellation of outstanding stock
 returned by M. Klimes                                --               --          (4,000,000)           (2,000)             --
Shares issued for services                            --               --             312,000               156            31,044
Payment of subscription receivable                    --               --                --                --                --
Write off of subscription receivable
Net loss                                              --               --                --                --                --
                                              ------------     ------------      ------------      ------------      ------------

Balance, December 31, 2002                          47,750           95,500        11,786,000             5,893           112,807

Shares issued for services                            --               --              50,000                25             4,975
Series A shares sold in private placement           53,500          107,000              --                --                --
Series B shares sold in private placement            1,000            2,000              --                --                --
Net loss                                              --               --                --                --                --
                                              ------------     ------------      ------------      ------------      ------------

Balance, December 31, 2003                         102,250          204,500        11,836,000             5,918           117,782

Conversion of Series A to common                  (101,250)         525,959               263           202,237              --
Cancellation and refund of Series B                 (1,000)          (2,000)             --                --                --
Shares issued for services                            --               --             372,583               186           101,828
Shares issued for debt                                --               --             357,143               179           249,821
Net loss                                              --               --                --                --                --
                                              ------------     ------------      ------------      ------------      ------------

Balance, December 31, 2004                            --               --          13,091,685             6,546           671,668

Effects of 30: 1 reverse stock split                  --               --         (12,654,986)           (6,327)            6,327
Issuance of dividend shares                           --               --             872,779               436              (436)
Conversion of debt to preferred                  4,294,373        4,294,373
Net loss                                              --               --                --                --                --
                                              ------------     ------------      ------------      ------------      ------------

Balance, September 30, 2005                      4,294,373     $  4,294,373         1,309,478      $        655      $    677,559
                                              ============     ============      ============      ============      ============

                                                             Accumulated
                                                           Deficit during              Treasury Stock
                                           Subscription      Development       ------------------------------
                                            Receivable          Stage             Shares            Amount             Total
                                           ------------      ------------      ------------      ------------      ------------
Issuance of $0.01 par value common
  shares to an individual for a note       $     (2,000)     $       --        $       --        $       --        $       --
Payment of subscription receivable                1,885              --                --                --               1,885
Stock split 2,000:1 and change par                 --                --                --                --                --
 value from $0.01 to $0.0005                       --                --                --                --                --
                                           ------------      ------------      ------------      ------------      ------------

Balance, December 31, 1996                         (115)             --                --                --               1,885

Repurchase of shares                               --                --          (1,725,000)           (5,000)           (5,000)
Issuance of common stock                         (5,000)             --                --                --                --
                                           ------------      ------------      ------------      ------------      ------------

Balance, December 31, 1997                       (5,115)             --          (1,725,000)           (5,000)           (3,115)

Net loss                                           --              (2,867)             --              (2,867)             --
                                           ------------      ------------      ------------      ------------      ------------

Balance, December 31, 1998                       (5,115)           (2,867)       (1,725,000)           (5,000)           (5,982)
                                           ------------      ------------      ------------      ------------      ------------

Balance, December 31, 1999                       (5,115)           (2,867)       (1,725,000)           (5,000)           (5,982)

Shares issued in connection
 with merger with Y2K Recording, Inc.              --                --                --                 513
Net income                                         --                 434              --                --                 434
                                           ------------      ------------      ------------      ------------      ------------

Balance, December 31, 2000                       (5,115)           (2,433)       (1,725,000)           (5,000)           (5,035)

Shares issued in connection
 with merger with Savage Mojo, Inc.                --                --                --                --               4,000
Shares issued for services                         --                --                --                --               1,000
Contributed capital                                --                --                --                --               5,672
Net loss                                           --             (57,151)             --                --             (57,151)
                                           ------------      ------------      ------------      ------------      ------------

Balance, December 31, 2001                       (5,115)          (59,584)       (1,725,000)           (5,000)          (51,514)

Series A shares sold in private placement          --                --                --                --              95,500
Retire treasury stock                              --                --           1,725,000             5,000              --
Shares issued as premium for notes                 --                --                --                --               1,470
Shares issued for Cohen employment
 agreement                                         --                --                --                --              74,845
Cancellation of outstanding stock
 returned by M. Klimes                             --                --                --                --              (2,000)
Shares issued for services                         --                --                --                --              31,200
Payment of subscription receivable                5,000              --                --                --               5,000
Write off of subscription receivable                115                                                                     115
Net loss                                           --            (498,888)             --                --            (498,888)
                                           ------------      ------------      ------------      ------------      ------------

Balance, December 31, 2002                         --            (558,472)             --                --            (344,272)

Shares issued for services                         --                --                --                --               5,000
Series A shares sold in private placement          --                --                --                --             107,000
Series B shares sold in private placement          --                --                --                --               2,000
Net loss                                           --          (1,825,313)             --                --          (1,825,313)
                                           ------------      ------------      ------------      ------------      ------------

Balance, December 31, 2003                         --          (2,383,785)             --                --          (2,055,585)

Conversion of Series A to common                   --                --                --                --
Cancellation and refund of Series B                --                --                --                --              (2,000)
Shares issued for services                         --                --                --                --             102,014
Shares issued for debt                             --                --                --                --             250,000
Net loss                                           --          (2,188,203)             --                --          (2,188,203)
                                           ------------      ------------      ------------      ------------      ------------

Balance, December 31, 2004                         --          (4,571,988)             --                --          (3,893,774)

Effects of 30: 1 reverse stock split               --                --                --                --                --
Issuance of dividend shares                        --                --                --                --                --
Conversion of debt to preferred
Net loss                                           --          (1,301,669)             --                --          (1,301,669)
                                           ------------      ------------      ------------      ------------      ------------

Balance, September 30, 2005                $       --        $ (5,873,657)     $       --        $       --        $ (5,195,443)
                                           ============      ============      ============      ============      ============

                       See Notes to Financial Statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
             FROM INCEPTION (October 2, 1989) to SEPTEMBER 30, 2005


                                                                           Nine Months Ended                From
                                                                      ----------------------------      Inception to
                                                                     September 30,    September 30,     September 30,
                                                                         2005              2004             2005
                                                                      -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITES
  Net loss                                                            $(1,301,669)     $(1,646,603)     $(5,873,657)
     Adjustments to reconcile net loss to net cash flows from operating activities:
          Depreciation and amortization expense                             4,449            2,409           17,004
          Gain on sale of subsidiary                                         --               --             (2,421)
          Gain on extinguishment of debt                                     --               --             (1,404)
          Compensation expense - stock for services                          --             (5,655)         106,045
          Bad debt expense                                                (10,000)            --                115
          Changes in assets and liabilities:
             Accounts receivable                                           19,470          (10,250)            --
             Other current receivables                                     (8,714)          28,819           (9,448)
             Prepaid expenses                                              34,233         (185,115)         (43,278)
             Security deposits                                               --               --             (7,596)
             Accounts payable                                             218,200          (75,168)         276,051
             Accrued expenses and other current liabilities               546,976          (90,650)         964,469
                                                                      -----------      -----------      -----------

Net cash flows (used) in operating activities                            (497,055)      (1,982,213)      (4,574,120)
                                                                      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                    (5,227)          (5,645)         (22,188)
                                                                      -----------      -----------      -----------

Net cash flows (used) in investing activities                              (5,227)          (5,645)         (22,188)
                                                                      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued                                                        --               --             14,185
  Common stock issued for debt                                               --            329,396          250,000
  Common stock issued for services                                           --             22,619          102,014
  Common stock subscriptions (issued) paid                                   --               --               (115)
  Preferred stock issued                                                4,294,373             --          4,496,873
  Repurchase of preferred stock                                            (2,000)            --                 --
  Proceeds from notes payable                                             500,000        2,000,000        1,875,000
  Repayment of notes payable                                           (1,682,044)         (28,500)      (1,682,044)
  Repayment of loans from stockholders                                 (2,612,329)         (50,000)        (443,094)
  Decrease in bank overdraft                                               (8,204)              --               --
                                                                      -----------      -----------      -----------

Net cash flows provided by financing activities                           500,000        2,263,311        4,612,819
                                                                      -----------      -----------      -----------

Decrease in cash                                                           (2,282)         275,453           16,511
Cash, beginning of period                                                  18,793             --               --
                                                                      -----------      -----------      -----------
Cash, end of period                                                   $    16,511      $   275,453      $    16,511
                                                                      ===========      ===========      ===========
               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                $     1,224      $     2,739      $     6,740
                                                                      ===========      ===========      ===========


                       See Notes to Financial Statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Medical Media Television, Inc. ("Medical Media" or the "Company"; references to "we," "our" or "us" also mean the Company) was organized as a Florida corporation on October 2, 1989.

A Written Action of a Majority of the Shareholders in Lieu of Special Meeting was signed on April 6, 2005, in which 7,079,471 shares of the total shares of the Common Stock outstanding of 13,091,685 (54.07%) approved a Memorandum of Terms for the Company's acquisition of African American Medical Network, Inc. ("African American Medical Network"), a wholly-owned subsidiary of AFMN, Inc., a Delaware corporation, and authorized the Company's Board of Directors to (i) change the Company's corporate name from PetCARE Television Network, Inc. to Medical Media Television, Inc.; (ii) combine the Company's issued and outstanding Common Stock on a 1:30 basis effective as of May 4, 2005; and (iii) declare and issue a dividend of two (2) shares of the Company's restricted Common Stock for each share of Common Stock held by shareholders of record as of May 10, 2005. On April 21, 2005, PetCARE Television Network, Inc. changed its name to Medical Media Television, Inc. On April 22, 2005, Medical Media organized a wholly-owned subsidiary, PetCARE Television Network, Inc., a Florida corporation ("PetCARE TV"). Also on April 22, 2005, Medical Media organized AAMN Acquisition Sub, Inc. a wholly-owned Florida corporation, for the purpose of acquiring African American Medical Network.

On July 14, 2005, the Board of Directors of the Company approved the Certificates of Designations, Preferences, Rights and Limitations for the Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock, and the Company filed an amendment to its Articles of Incorporation which designated 1,682,044 shares of the authorized and unissued Preferred Stock of the Company as Series A Zero Coupon Preferred Stock and 2,612,329 shares of the authorized and unissued Preferred Stock of the Company as Series B Zero Coupon Preferred Stock. Also on July 14, 2005, the Company retired the entire class of Series B Convertible Preferred Stock to the status of authorized but unissued and undesignated shares of Preferred Stock of the Company.

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

Medical Media, through its wholly-owned subsidiary PetCARE TV, provides educational programming, targeted to pet owners, focused on optimal healthcare for animal companions. Programming is obtained through a one or three-year subscription, with a TV/DVD system included in the three-year plan. Updated DVD magazines are shipped monthly to all veterinarian subscribers and are funded, in part, by commercial advertisers whose commercials are presented on the DVD magazines.

Basis of Accounting

Medical Media maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for a better matching of revenues and expenses.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Information

The accompanying unaudited financial statements of Medical Media have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which in the opinion of management are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three and nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Since its inception, Medical Media has an accumulated loss of $5,873,657 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is as follows:

                  Future tax benefit                   $  1,762,097
                  Valuation allowance                    (1,762,097)
                                                       ------------

                  Future tax benefit                   $       --
                                                       ============

As of September 30, 2005, no deferred taxes were recorded in the accompanying financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Medical Media expenses the production costs of advertising the first time the advertising takes place.

Fixed Assets

Medical Media's fixed assets consist of computer equipment being depreciated over 3 years and leasehold improvements being depreciated over the remaining life of the current lease.

Going Concern

Medical Media Television, Inc., f/k/a PetCARE Television Network, Inc., was organized as a Florida corporation on October 2, 1989 and is a development stage company, and as such, has devoted its efforts since inception to developing and implementing its business plan. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements and the success of future operations.

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

COMMON STOCK

Start of trading on the OTC Bulletin Board

On February 2, 2004, Medical Media's Common Stock began trading on the OTC-Bulletin Board under the symbol PTNW. As a result of the Company's corporate name change to Medical Media Television, Inc., the Company's Common Stock is now traded under the symbol of MMTV. There is a limited public trading market for its Common Stock and a regular, more active trading market may not develop, or if developed, may not be sustained.

Combination of Common Stock

A Written Action of a Majority of the Shareholders in Lieu of Special Meeting was signed on April 6, 2005, in which 7,079,471 shares of the total shares of the Common Stock outstanding of 13,091,685 (54.07%) authorized the Company's Board of Directors to combine the Company's issued and outstanding Common Stock on a 1:30 basis effective as of May 4, 2005.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE B - COMMON AND PREFERRED STOCK (Continued)

Issuance of Common Stock

On February 13, 2004, Medical Media entered into a Note Purchase Agreement with Victus Capital, LP, a Delaware limited partnership ("Victus") and issued Victus a Subordinated Convertible Promissory Note (the "Victus February Note"). Under the terms of the Victus February Note, Victus loaned us $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments were made, $250,000 of the principal amount of the Victus February Note was delivered to an escrow agent to be held for the purposes of making quarterly interest payments to Victus. In May 2004, Medical Media issued 357,143 (11,905 post-split) shares of its Common Stock at $.70 ($2.10 post-split) per share and 714,286 (23,810 post-split) Common Stock Purchase Warrants ("Victus February Warrants") in lieu of $250,000 in interest due on the Victus February Note. Accordingly, the $250,000 being held in escrow was released to the Company in exchange for the shares and the Victus February Warrants. Each Victus February Warrant is exercisable into the Company's Common Stock at $1.00 ($30.00 post-split) per share at any time for five years from the date of issuance. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. The Victus February Note, the shares of Common Stock, and Victus February Warrants were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933 (the "Securities Act"). In March 2005, Vicis Capital Master Fund, a fund managed by Vicis Capital, LP, a Delaware limited partnership ("Vicis Capital") acquired certain assets of Victus. Included in the acquisition were the Victus February Note, the shares of the Company's Common Stock, and the Victus February Warrants discussed above. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Victus February Note was converted into 1,100,000 shares of the Company's Series B Zero Coupon Preferred Stock and 825,000 five-year Warrants to purchase shares of Common Stock of Medical Media ("Vicis Capital Debt Exchange Warrants") at an exercise price of fifteen cents ($.15).

In April 2004, Medical Media issued 67,583 shares of Common Stock (2,253 shares of "post-combination" Common Stock) to two vendors in exchange for debt recorded as accounts payable on the accompanying financial statements. The shares of Common Stock were issued under the exemption from registration provided in
Section 4(2) of the Securities Act.

In May 2004, Medical Media issued Common Stock purchase warrants to H. C. Wainwright, Inc. and its assigns, to purchase 533,333 (17,780 post-split) shares of the Company's Common Stock at an exercise price of $0.375 ($11.25 post-split) per share with a term of five years. These warrants were issued as fees due as a result of funds raised in a private transaction. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40 per share. The Wainwright Warrants were issued under the exemption from registration provided in Section 4(2) of the Securities Act.

In June 2004, the Company issued 250,000 shares of Common Stock (8,333 shares of "post-combination" Common Stock) to a vendor in exchange for debt. The shares of Common Stock were issued under the exemption from registration provided in
Section 4(2) of the Securities Act.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE B - COMMON AND PREFERRED STOCK (Continued)

During the three months ended June 30 2004, the Company issued an aggregate of 55,000 shares of Common Stock (1,833 shares of "post-combination" Common Stock) to members of its Veterinary Advisory Board.

On July 28, 2004, the Company entered into a seven-month financial consulting agreement with TotalCFO, Inc. ("TotalCFO"). In connection therewith, Medical Media issued Common Stock purchase warrants to TotalCFO, LLC to purchase 300,000 (10,000 post-split) shares of the Company's Common Stock at an exercise price of $0.75 ($22.50 post-split) per share with a term of five years. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. These warrants were issued as fees as a result of funds raised in a private placement transaction. The TotalCFO Warrants were issued in September 2004 under the exemption from registration provided in Section 4(2) of the Securities Act.

On May 10, 2005, the Company issued a dividend of two (2) shares of the Company's restricted Common Stock for each share of Common Stock held by shareholders of record as of May 10, 2005 with the payment date being May 17, 2005.

Stock Options

We have an equity incentive plan available to key employees and consultants of the Company. Under the plan, we may grant options for up to 66,667 post-split shares of Common Stock. The exercise price of each incentive option is equal to the greater of the fair market value of our Common Stock on the date of grant or the aggregate par value of the stock on the date of grant. In the case of any 10% stockholder, the incentive option price will not be less than 110% of the fair market value on the date of grant. The Compensation Committee of the Board of Directors shall determine the price at which shares of stock may be purchased under a nonqualified option. Options expire ten years from the date of grant, except for those granted to a 10% stockholder, which expire five years from the date of grant. To date, we have granted 5,300 post-split options under this equity incentive plan.

PREFERRED STOCK

Series B Convertible Preferred Stock

On October 21, 2003, the Company's Board of Directors approved the Certificate of Designation, Preferences, Rights and Limitations for Series B Convertible Preferred Stock ("Series B Preferred Stock") for 1,000,000 shares with no par value per share. In November 2003, Medical Media offered the 1,000,000 shares of Series B Preferred Stock in a private placement for $2.00 per unit consisting of one share of Series B Preferred Stock and one Common Stock Purchase Warrant. After only selling 1,000 units for $2,000 to a single shareholder, the Company decided to discontinue the offering and refunded the $2,000. The offering is claimed to be exempt under Section 4(2) of the Securities Act.

On May 18, 2004, the Board of Directors of Medical Media approved an amendment to the Certificate of Designation, Preferences, Rights and Limitations for Series B Convertible Preferred Stock ("Series B Preferred Stock") increasing the number of authorized shares to 1,500,000. These shares of Series B Preferred Stock were convertible into the Company's Common Stock at any time commencing one (1) year from the date of issuance at a variable conversion price equal to 70% of the average closing price as reported by Bloomberg L.P. for the 20 trading days preceding the date of conversion. However, in no event

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE B - COMMON AND PREFERRED STOCK (Continued)

would the conversion price be less than $0.50 per share, nor greater than $1.50 per share. The holders of the Series B Preferred Stock were entitled to dividends of 8% per annum, payable in one payment upon conversion of the Series B Preferred Stock. In June 2004, Medical Media offered the 1,500,000 shares of its Series B Preferred Stock in a private placement for $1.00 per unit consisting of one share of Series B Preferred Stock and one Common Stock Purchase Warrant. The offering is claimed to be exempt under Section 4(2) of the Securities Act. No units were sold under this offering and on July 14, 2005 the Company's Board of Directors approved an amendment to cancel the preferences for the Series B Preferred Stock, returning the 1,500,000 shares to undesignated and unissued shares of Preferred Stock.

Zero Coupon Preferred Stock

The Board of Directors of Medical Media approved the Certificates of Designations, Preferences, Rights and Limitations for Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock. The Company filed an amendment to its articles of incorporation on July 14, 2005, which authorized 1,682,044 shares of Series A Zero Coupon Preferred Stock with $1.00 Stated Value and 2,612,329 shares of Series B Zero Coupon Preferred Stock with $1.00 Stated Value. Both series of preferred shares are convertible into the Company's Common Stock at the option of the holder any time after the date of issuance at the rate of $2.40 and $3.00 respectively per share. The holders of the Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock will be entitled to receive, when and as declared by the Board of Directors, if at all, dividends on parity with each holder of one or more shares of the Common Stock. Any dividend or other distribution meeting these requirements will be payable in an amount equal to the product of (a) the dividend payable on each share of Common Stock and (b) the number of shares of Common Stock issuable upon conversion of a share of Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock, in each case, calculated on the record date for determination of holders entitled to receive such dividend.

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

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE B - COMMON AND PREFERRED STOCK (Continued)

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

NOTE C - RELATED PARTY TRANSACTIONS

On June 1, 2002, we entered into a consulting agreement with James Calaway, a shareholder and former director of the Company under which we will pay him $667 per month until we have received $2.5 million in equity funding. As of June 30, 2005, we had received $204,500 in equity funding. Management believes the Company will receive the remainder of the $2.5 million in funding within the next twelve months.

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

The repayment of these notes is contingent upon the receipt of funds received through private placement transactions pursuant to Rule 506, with periodic payments to be made to the holders as follows: 10% due after the first $300,000 is received; 10% due after the next $100,000 is received; 10% due after the next $100,000 is received, 35% due after the next $100,000 is received; and the remaining 35% due after the next $100,000 is received. As of December 31, 2004 and September 30, 2005, the aggregate principal balance on these notes was $127,500.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

On March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 we entered into Note Purchase and Security Agreement(s) and Senior Convertible Promissory Note(s) (the "Edge Notes") with Pet Edge, LLC, a Connecticut limited liability company ("Edge"). Edge was organized for the sole purpose of funding our business plan. Under the terms of the Edge Notes, Edge loaned us $1,000,000, $50,000, $50,000, and $275,000 respectively with simple interest at the rate of ten percent (10%) per annum. All principal and accrued interest on the Edge Notes was due March 9, 2006, May 27, 2006, June 5, 2006, and June 30, 2006 respectively. The Edge Notes could not be prepaid in whole or in part without the written consent of Edge. To secure our obligations under the Edge Notes, we granted Edge a first priority security interest in all of our assets, owned as of the date of the Edge Notes and acquired during the term of the Edge Notes. The principal and interest on the Edge Notes was convertible into pre-split shares of our Common Stock at $.246 per share. On November 10, 2003, we entered into an agreement with Edge to amend the terms of conversion of the Edge Notes (the "Edge Amendment"). Pursuant to the terms of the Debt Exchange Agreement dated July 8, 2005 by and between Edge and the Company ("Edge Debt Exchange Agreement") the Edge Notes were converted into 1,682,044 shares of the Company's Series A Zero Coupon Preferred Stock and 2,102,556 five-year Warrants to purchase shares of Common Stock of Medical Media ("Edge Debt Exchange Warrants") at an exercise price of fifteen cents ($.15).

On June 10, 2003, we entered into a Note Purchase Agreement and Convertible Promissory Note with a former director, Mark Maltzer (the "Maltzer Note"). Under the terms of the Maltzer Note, Dr. Maltzer agreed to loan us $50,000 with simple interest at a rate of ten percent (10%) per annum. All principal and accrued interest was due June 9, 2006. The principal and interest on the Maltzer Note was convertible into pre-split shares of Common Stock of the Company at $.246 per share. Pursuant to the terms of the Debt Exchange Agreement dated July 8, 2005 by and between Dr. Maltzer and the Company ("Maltzer Debt Exchange Agreement") the Maltzer Note was converted into 60,411 shares of the Company's Series B Zero Coupon Preferred Stock and 45,308 five-year Warrants to purchase shares of Common Stock of Medical Media ("Maltzer Debt Exchange Warrants) at an exercise price of fifteen cents ($.15).

NOTE D - COMMITMENTS AND CONTINGENCIES

On June 5, 2002, we entered into an employment agreement with Philip Cohen that has an infinite term. This agreement automatically renews every ninety days commencing June 5, 2002. We may terminate the agreement with cause, effective upon delivery of written notice to Mr. Cohen, except where the cause is a material breach of the agreement, Mr. Cohen has sixty days to cure the material breach after receiving written notice from us. We may terminate this agreement without cause, effective sixty days after delivery of written notice to Mr. Cohen. Mr. Cohen may terminate this agreement with cause provided he delivers written notice to us sixty days before termination, or without cause provided he delivers written notice one year before termination. If we terminate the agreement without cause, or Mr. Cohen terminates the agreement with cause, we will be obligated to pay Mr. Cohen the compensation, remuneration and expenses specified below for a period of five years from the date of notice. Under the terms of the agreement, Mr. Cohen will receive an annual salary of $150,000, payable in monthly installments of $12,500. This salary will be renegotiated at the end of each fiscal year. The salary was not renegotiated at the end of fiscal year 2002, 2003, or 2004. Mr. Cohen will also receive medical and long-term disability insurance at our expense, as well as an automobile for business use, and reimbursement for certain business expenses. The agreement requires that Mr. Cohen devote such time and attention to our business and affairs as is reasonably necessary to carry out his duties; provided, however, that he must devote no less than forty hours per week to his duties for us.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE D - COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE E - DEBT EXCHANGE AGREEMENT

Debt Exchange Agreement (Series A Zero Coupon Preferred Stock)

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

Debt Exchange Agreement (Series B Zero Coupon Preferred Stock)

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

Also on July 8, 2005, the Company entered into a Debt Exchange Agreement with Maltzer whereby Maltzer agreed to tender the Maltzer Note in exchange for 60,411 shares of the Company's Series B Zero Coupon Preferred Stock and 45,308 Maltzer Debt Exchange Warrants (described below). Pursuant to the Maltzer Debt Exchange Agreement, the Maltzer Note was cancelled and (a) the obligations of the

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE E - DEBT EXCHANGE AGREEMENT (Continued)

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

NOTE F - SUBORDINATED CONVERTIBLE PROMISSORY NOTES

On February 13, 2004, Medical Media entered into a Note Purchase Agreement with Victus Capital, LP, a Delaware limited partnership ("Victus") and issued Victus a Subordinated Convertible Promissory Note (the "Victus February Note"). Under the terms of the Victus February Note, Victus loaned us $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments were made, $250,000 of the principal amount of the Victus February Note was delivered to an escrow agent to be held for the purposes of making quarterly interest payments to Victus. In May 2004, Medical Media issued 357,143 (11,905 post-split) shares of its Common Stock at $.70 ($2.10 post-split) per share and 714,286 (23,810 post-split) Common Stock Purchase Warrants ("Victus February Warrants") in lieu of $250,000 in interest due on the Victus February Note. Accordingly, the $250,000 being held in escrow was released to the Company in exchange for the shares and the Victus February Warrants. Each Victus February Warrant is exercisable into the Company's Common Stock at $1.00 ($30.00 post-split) per share at any time for five years from the date of issuance. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. The Victus February Note, the shares of Common Stock, and Victus February Warrants were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933 (the "Securities Act"). In March 2005, Vicis Capital Master Fund, a fund managed by Vicis Capital, LP, a Delaware limited partnership ("Vicis Capital") acquired certain assets of Victus. Included in the acquisition were the Victus February Note, the shares of the Company's Common Stock, and the Victus February Warrants discussed above. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Victus February Note was converted into 1,100,000 shares of the Company's Series B Zero Coupon Preferred Stock and 825,000 five-year Warrants to purchase shares of Common Stock of Medical Media ("Vicis Capital Debt Exchange Warrants") at an exercise price of fifteen cents ($.15).

On July 27, 2004, Medical Media entered into a Note Purchase Agreement with Victus Capital and issued a Subordinated Convertible Promissory Note ("Victus July Note"), and Warrant to Purchase Shares of Common Stock (the "Victus July Warrant"). Under the terms of the Victus July Note, Victus loaned us $1,000,000, at an annual rate of interest of twenty percent (20%) compounded semi-annually. The Victus July Note had a term of twelve months. On the date of maturity, the Victus July Note was convertible, at the option of the holder, into shares of our Common Stock at $.40 per share. Pursuant to the terms of the Victus July Warrant, Victus may purchase up to 2,500,000 (83,333 post-split) shares of our Common Stock at an exercise price of $0.75 ($22.50 post-split) per share until the expiration date of July 26, 2009. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40.The Victus July Note may not be converted and the Victus July Warrant may not be exercised to the extent that Victus'

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE F - SUBORDINATED CONVERTIBLE PROMISSORY NOTES (Continued)

overall ownership of the Company's Common Stock exceeds 4.99%, unless such limitation is waived by Victus upon no less than sixty-one days (61) advance written notice. In March 2005, Vicis Capital acquired certain assets of Victus. Included in the acquisition were the Victus July Note and the Victus July Warrant discussed above. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Victus July Note was converted into 1,189,589 shares of the Company's Series B Zero Coupon Preferred Stock and 892,192 five-year Vicis Capital Debt Exchange Warrants to purchase shares of Common Stock of Medical Media at an exercise price of fifteen cents ($.15).

On March 11, 2005, the Company issued to Vicis Capital its Series A Convertible Debentures ("Series A Debentures"), Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants pursuant to the exemption from registration found in Section 4(2) of Regulation D under the Securities Act of 1933. Pursuant to the terms of the Series A Debentures, Vicis Capital loaned the Company an aggregate of $250,000 at an annual rate of interest of fifteen percent (15%). The Series A Debentures had a term of 24 months and the Company had the option to pay the interest semi-annually in cash or in shares of its registered Common Stock at a ten percent (10%) discount to the market price based on the average of the twenty
(20) trading days prior to the payment of the interest. On the date of maturity of the Series A Debentures, Vicis Capital had the option to convert the Series A Debentures into shares of the Company's Common Stock at a price of $0.10 ($3.00 post-split) per share. Under the terms of the Series A Common Stock Purchase Warrants, Vicis Capital may purchase up to 2,500,000 (83,335 post-split) shares of the Company's Common Stock at an exercise price of $0.10 ($3.00 post-split) per share for a ten-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. Under the terms of the Series B Common Stock Purchase Warrants, Vicis Capital may purchase up to 2,500,000 (83,335 post-split) shares of the Company's Common Stock at an exercise price of $0.125 ($3.75 post-split) per share for a five-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. Under the terms of the Series C Common Stock Purchase Warrants, Vicis Capital may purchase up to 1,250,000 (41,670 post-split) shares of the Company's Common Stock at an exercise price of $.10 ($3.00 post-split) per share for a one-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. The Series A Debentures and Series A, B, and C Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock exceeds 4.99%, unless such limitation is waived by Vicis Capital upon no less than sixty-one days (61) advance written notice. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Series A Debentures were converted into 262,329 shares of the Company's Series B Zero Coupon Preferred Stock and 196,747 five-year Vicis Capital Debt Exchange Warrants to purchase shares of Common Stock of Medical Media at an exercise price of fifteen cents ($.15).

On May 6, 2005, the Company issued to Vicis Capital its Series B Convertible Debenture ("Series B Convertible Debenture"), Series D Common Stock Purchase Warrants, Series E Common Stock Purchase Warrants, and Series F Common Stock Purchase Warrants pursuant to the exemption from registration found in Section 4(2) of Regulation D under the Securities Act of 1933. Pursuant to the terms of the Series B Convertible Debenture, Vicis Capital loaned the Company an aggregate of $250,000 at an annual rate of interest of fifteen percent (15%). The Series B Convertible Debenture have a term of 24 months and the Company has the option to pay the interest semi-annually in cash or in shares of its registered Common Stock at a ten percent (10%) discount to the market price based on the average five (5) days Volume Weighted Average Closing Price of the Company's Common Stock for the five (5) trading days

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE F - SUBORDINATED CONVERTIBLE PROMISSORY NOTES (Continued)

prior to payment. On the date of maturity of the Series B Convertible Debenture, Vicis Capital has the option to convert the Series B Convertible Debenture into post-split shares of the Company's Common Stock at a price of $2.40 per share. Under the terms of the Series D Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 post-split shares of the Company's Common Stock at an exercise price of $2.40 per share for a ten (10) year period. Under the terms of the Series E Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 post-split shares of the Company's Common Stock at an exercise price of $2.40 per share for a five (5) year period. Under the terms of the Series F Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 post-split shares of the Company's Common Stock at an exercise price of $2.40 per share for a one-year period. The Series B Convertible Debenture and Series D, E, and F Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock, giving effect to that conversion and together with the right to receive any Common Stock within sixty days of the conversion date, will exceed 4.99% of the Company's outstanding stock at that time.

NOTE G - MERGER AGREEMENT

On May 11, 2005 the Company executed a Merger Agreement (the "Merger Agreement") by and among AFMN, Inc., a Delaware corporation ("AFMN"), African American Medical Network, Inc., a Florida corporation ("African American Medical Network"), and AAMN Acquisition Sub, Inc. ("AAMN Acquisition Sub") whereby the Company will acquire 100% of the capital stock of African American Medical Network in exchange for 14,865,657 shares of our Common Stock. African American Medical Network provides educational programming to patients through installation of TV/DVD viewing systems in doctors' offices serving the African American population. Pursuant to the terms of the Merger Agreement, AAMN Acquisition Sub will be merged with and into African American Medical Network, and AFMN will receive the aforementioned shares of Medical Media in exchange for all of the outstanding shares of capital stock of African American Medical Network owned by AFMN. Pursuant to the terms of the Merger Agreement, the Company intends to file a Registration Statement on Form S-4 ("Form S-4") with the Securities and Exchange Commission (the "SEC") registering the 14,865,657 shares of Common Stock the Company will issue to AFMN. The closing of the Merger Agreement will occur within three (3) business days of the date upon which the Form S-4 is declared effective by the SEC. The Company intends to file the Form S-4 as soon as practical. Further details regarding the First Amendment to the Merger Agreement is contained in Subsequent Events.

NOTE H - SUBSEQUENT EVENTS

On November 16, 2005, the Company executed that certain First Amendment to Merger Agreement by and among the Company, AFMN, Inc., a Delaware corporation ("AFMN"), African American Medical Network, Inc., a Florida corporation ("African American Medical Network"), and AAMN Acquisition Sub, Inc., a Florida corporation ("AAMN Acquisition Sub"), whereby the parties amended that certain Merger Agreement dated May 11, 2005 to reflect the following material items:

      o Medical Media would issue 19,415,626 shares of its restricted common stock to AFMN in exchange for 100% of the outstanding shares of African American Medical Network;

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE H - SUBSEQUENT EVENTS (Continued)

      o Medical Media would file, as soon as practicable, an appropriate registration statement with the Securities and Exchange Commission registering the Medical Media Common Stock issued to AFMN pursuant to the Merger. In addition to the foregoing, AFMN has agreed to distribute the Medical Media Common Stock pro-rata to its shareholders of record as of November 16, 2005.

      o Prior to registration of the Medical Media Common Stock issued to AFMN pursuant to the Merger, the parties agreed that the Medical Media Common Stock would be held in escrow along with distribution instructions to effect the pro-rata distribution referenced in the preceding paragraph. The parties further agreed that, while the Medical Media Common Stock is held in escrow, Philip Cohen will hold sole voting rights over the shares pursuant to an irrevocable proxy delivered by AFMN to Mr. Cohen.

      o All issued and outstanding convertible securities of AFMN would be exchanged for equivalent convertible securities of Medical Media on a one-for-one basis and all issued and outstanding warrants to purchase AFMN common stock would be exchanged for equivalent Medical Media warrants on a one-for-one basis. All convertible securities and warrants exchanged shall be governed by the same terms and conditions as were applicable to the securities prior to the effective date of the Merger.

      On November 16, 2005, the parties consummated the Merger in accordance with the terms of the Merger Agreement. In connection with the same, the parties filed Articles of Merger with the Florida Department of State whereby AAMN Acquisition Sub was merged with and into African American Medical Network, with African American Medical Network being the surviving entity. As a result of the Merger, African American Medical Network is now a wholly-owned subsidiary of Medical Media.

      Pursuant to the Merger Agreement, as amended, Medical Media issued 19,415,626 shares of its restricted Common Stock to AFMN in exchange for 100% of the outstanding shares of African American Medical Network. The Company issued the Medical Media Common Stock in the name of AFMN and deposited the same in escrow pending the registration of the Medical Media Common Stock under the Securities Act of 1933. The Medical Media Common Stock issued to AFMN pursuant to the Merger Agreement was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Medical Media made no solicitation in connection with the transactions other than communications with AFMN. The Medical Media Common Stock issued to AFMN was issued with a restricted securities legend. No underwriting discounts or commissions were paid in conjunction with the issuance of the shares.

      Prior to the consummation of the Merger Agreement, Philip Cohen owned 330,747 of the 1,309,478 issued and outstanding shares of the Medical Media Common Stock. After consummation of the Merger Agreement, AFMN now owns 19,415,626 of the 20,725,104 shares of Medical Media Common Stock. AFMN has executed and delivered an irrevocable proxy providing Philip Cohen with sole voting power over the 19,415,626 shares of Medical Media Common Stock until said shares are registered under the Securities Act of 1933 and distributed to the AFMN shareholders of record as of November 16, 2005.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE H - SUBSEQUENT EVENTS (Continued)

      The financial statements required by Item 9.01(a) of Form 8-K are not included in this report. The Company will file the required financial statements within 71 days of the filing date of this report. In addition, the pro forma financial information required by Item 9.01(b) of Form 8-K is not included in this report. The Company will file the required pro forma financial information within 71 days of the filing date of this report.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview

On April 21, 2005, PetCARE Television Network, Inc. changed its name to Medical Media Television, Inc. ("Medical Media" or the "Company"; references to "we," "our" or "us" also mean the Company). Medical Media was organized as a Florida corporation on October 2, 1989. On April 22, 2005, Medical Media organized a wholly-owned subsidiary, PetCARE Television Network, Inc., a Florida corporation ("PetCARE TV"). Also on April 22, 2005, Medical Media organized AAMN Acquisition Sub, Inc., a wholly-owned Florida corporation, for the purpose of acquiring African American Medical Network, Inc.

On May 4, 2005, the Company combined its issued and outstanding Common Stock on a 1:30 basis. On May 10, 2005, the Company issued a dividend of two (2) shares of the Company's restricted Common Stock for each share of Common Stock held by shareholders of record as of May 10, 2005 with a payment date of May 17, 2005.

On May 11, 2005 the Company executed a Merger Agreement (the "Merger Agreement") by and among AFMN, Inc. a Delaware corporation ("AFMN"), African American Medical Network, Inc. a Florida corporation ("African American Medical Network"), and AAMN Acquisition Sub, Inc. ("AAMN Acquisition Sub") whereby the Company would acquire 100% of the capital stock of African American Medical Network in exchange for 14,865,657 shares of our Common Stock. African American Medical Network provides educational programming to patients through installation of TV/DVD viewing systems in doctors' offices serving the African American population. Pursuant to the terms of the Merger Agreement, AAMN Acquisition Sub would be merged with and into African American Medical Network, and AFMN would receive the aforementioned shares of Medical Media in exchange for all of the outstanding shares of capital stock of African American Medical Network owned by AFMN. Pursuant to the terms of the Merger Agreement, the Company intended to file a Registration Statement on Form S-4 ("Form S-4") with the Securities and Exchange Commission (the "SEC") registering the 14,865,657 shares of Common Stock the Company would issue to AFMN. The closing of the Merger Agreement would occur within three (3) business days of the date upon which the Form S-4 was declared effective by the SEC. See "Subsequent Events" for details regarding the First Amendment to the Merger Agreement and the closing of the Merger Agreement.

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

We have expended approximately $4,600,000 through September 30, 2005 in developing our business plan, which included placing systems in approximately 3,000 veterinary offices, and the completion of production, replication, and delivery of our monthly DVD magazines. For the period from the implementation of our current business plan (June 2002) through September 30, 2005, we have generated revenue of $136,928 from advertising and $22,012 from sales of Welcome Home Your New Friend (educational DVDs for new pet owners which are sold to veterinarians who distribute them to their clients). Also during that period, we generated revenue from subscription sales to veterinarian offices of $60,202 of which $37,549 is recorded as deferred revenue.

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

Plan of Operations

Results of Operations - Inception (October 2, 1989) to September 30, 2005

From inception to September 30, 2005, we had losses totaling $5,873,657. For this period, our general and administrative costs totaled $2,976,603 or 58% of total operating expenses. DVD production costs totaled $487,550 or 9% of total operating expenses, and sales and marketing costs totaled $1,522,138 or 30% of total operating expenses. The remainder of operating expense is represented by depreciation and amortization that totaled $153,930 or 3% of total operating expenses.

Results of Operations - Comparison of Three Months Ending September 30, 2005 and 2004

For the three-month period ending September 30, 2005, we had losses totaling $340,724, compared to losses of $530,899 for the same period in 2004. The decrease of $190,175 is primarily a result of reductions in general and administration and interest expense partially offset by an increase in sales and marketing expense. For the three-month period ending September 30, 2005, our general and administration costs totaled $171,950 compared to $232,629 for the same period in 2004. Our DVD production costs totaled $32,447 for the period ending September 30, 2005, compared to $58,521 for the same period in 2004. We associate this change to the implementation of production efficiencies and other cost saving methods. Our sales and marketing costs totaled $160,410 for the three months ending September 30, 2005, compared to $123,443 for the same period in 2004. This increase is a result of increases in personnel and trade show expense. Depreciation and amortization costs totaled $1,663 for the three months ended September 30, 2005.

Results of Operations - Comparison of Nine Months Ending September 30, 2005 and 2004

For the nine-month period ending September 30, 2005, we had losses totaling $1,301,669, compared to losses of $1,646,603 for the same period in 2004. The decrease of $344,934 is primarily a result of efficiencies in DVD production costs, decreases in general and administration costs primarily as a result of the reduction of fund raising costs in 2005 as compared to 2004, and reductions in sales and marketing expense partially offset by increases in interest expense. For the nine-month period ending September 30, 2005, our general and administration costs totaled $586,417, compared to $847,508 for the same period in 2004. This decrease of $261,091 is primarily attributed to fees and costs related to our fund raising efforts during 2004 ($155,000). Our DVD production costs totaled $109,570 for the period ending September 30, 2005, compared to $161,325 for the same period in 2004. We associate this change to the implementation of production efficiencies and other cost saving methods offset by increased production costs related to the Company's conversion from quarterly to monthly DVD distribution. Our sales and marketing costs totaled $351,437 for the nine-months ending September 30, 2005, compared to $361,539 for the same period in 2004. Depreciation and amortization costs totaled $2,409 for the nine months ended September 30, 2005.

Liquidity and Capital Resources

As of November 21, 2005, we had cash on hand of approximately $18,000 which is not sufficient to satisfy our operating requirements through December 2005. To satisfy our operating requirements through December 2005, we estimate that we will need an additional $250,000, however if we do not generate those revenues or secure debt or equity financing before the end of December 2005 we may be unable to sustain our current level of operations and may have to cut back or shut down our operations at that time.

On May 16, 2002, we issued a non-interest bearing promissory note to James Calaway, a shareholder and former director, in the original principal amount of $100,000 (the "Calaway Note"). At September 30, 2005, the principal balance due on the Calaway Note was $91,500.

In June 2002, we issued the following shareholders non-interest bearing promissory notes (the "Hugo/Turner Notes"), all of which remained due and payable at September 30, 2005:

      o     Daniel V. Hugo, a former officer/director, in the amount of $25,000;
      o     Robert and Janna Hugo, in the amount of $6,000; and
      o     Robert and Jamie Turner, in the amount of $5,000.

On March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 we entered into Note Purchase and Security Agreement(s) and Senior Convertible Promissory Note(s) (the "Edge Notes") with Pet Edge, LLC, a Connecticut limited liability company ("Edge"). Under the terms of the Edge Notes, Edge loaned us $1,000,000, $50,000, $50,000, and $275,000 respectively with simple interest at the rate of ten percent (10%) per annum. All principal and accrued interest on the Edge Notes was due March 9, 2006, May 27, 2006, June 5, 2006, and June 30, 2006 respectively and was convertible into pre-split shares of our Common Stock at $.246 per share. On November 10, 2003, we entered into an agreement with Edge to amend the terms of conversion of the Edge Notes (the "Edge Amendment"). Pursuant to the terms of the Debt Exchange Agreement dated July 8, 2005 by and between Edge and the Company ("Edge Debt Exchange Agreement") the Edge Notes were converted into 1,682,044 shares of the Company's Series A Zero Coupon Preferred Stock and 2,102,556 five-year Warrants to purchase shares of Common Stock of Medical Media ("Edge Debt Exchange Warrants") at an exercise price of fifteen cents ($.15).

On June 10, 2003, we entered into a Note Purchase Agreement and Convertible Promissory Note with a former director, Mark Maltzer (the "Maltzer Note"). Under the terms of the Maltzer Note, Dr. Maltzer agreed to loan us $50,000 with simple interest at a rate of ten percent (10%) per annum. All principal and accrued interest was due June 9, 2006 and was convertible into pre-split shares of Common Stock of the Company at $.246 per share. Pursuant to the terms of the Debt Exchange Agreement dated July 8, 2005 by and between Dr. Maltzer and the Company ("Maltzer Debt Exchange Agreement") the Maltzer Note was converted into 60,411 shares of the Company's Series B Zero Coupon Preferred Stock and 45,308 five-year Warrants to purchase shares of Common Stock of Medical Media ("Maltzer Debt Exchange Warrants) at an exercise price of fifteen cents ($.15).

On February 13, 2004, Medical Media entered into a Note Purchase Agreement with Victus Capital, LP, a Delaware limited partnership ("Victus") and issued Victus a Subordinated Convertible Promissory Note (the "Victus February Note"). Under the terms of the Victus February Note, Victus loaned us $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments were made, $250,000 of the principal amount of the Victus February Note was delivered to an escrow agent to be held for the purposes of making quarterly interest payments to Victus. In May 2004, Medical Media issued 357,143 (11,905 post-split) shares of its Common Stock at $.70 ($2.10 post-split) per share and 714,286 (23,810 post-split) Common Stock Purchase Warrants ("Victus February Warrants") in lieu of $250,000 in interest due on the Victus February Note. Accordingly, the $250,000 being held in escrow was released to the Company in exchange for the shares and the Victus February Warrants. Each Victus February Warrant is exercisable into the Company's Common Stock at $1.00 ($30.00 post-split) per share at any time for five years from the date of issuance. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. The Victus February Note, the shares of Common Stock, and Victus February Warrants were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933 (the "Securities Act"). In March 2005, Vicis Capital Master Fund, a fund managed by Vicis Capital, LP, a Delaware limited partnership ("Vicis Capital") acquired certain assets of Victus. Included in the acquisition were the Victus February Note, the shares of the Company's Common Stock, and the Victus February Warrants discussed above. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Victus February Note was converted into 1,100,000 shares of the Company's Series B Zero Coupon Preferred Stock and 825,000 five-year Warrants to purchase shares of Common Stock of Medical Media ("Vicis Capital Debt Exchange Warrants") at an exercise price of fifteen cents ($.15).

On July 27, 2004, Medical Media entered into a Note Purchase Agreement with Victus Capital and issued a Subordinated Convertible Promissory Note ("Victus July Note"), and Warrant to Purchase Shares of Common Stock (the "Victus July Warrant"). Under the terms of the Victus July Note, Victus loaned us $1,000,000 at an annual rate of interest of twenty percent (20%) compounded semi-annually. The Victus July Note had a term of twelve months. On the date of maturity, the Victus July Note was convertible, at the option of the holder, into shares of our Common Stock at $.40 per share. Pursuant to the terms of the Victus July Warrant, Victus may purchase up to 2,500,000 (83,333 post-split) shares of our Common Stock at an exercise price of $0.75 ($22.50 post-split) per share until the expiration date of July 26, 2009. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. The Victus July Note could not be converted and the Victus July Warrant may not be exercised to the extent that Victus' overall ownership of the Company's Common Stock exceeds 4.99%, unless such limitation is waived by Victus upon no less than sixty-one days (61) advance written notice. In March 2005, Vicis Capital acquired certain assets of Victus. Included in the acquisition were the Victus July Note and the Victus July Warrant discussed above. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Victus July Note was converted into 1,189,589 shares of the Company's Series B Zero Coupon Preferred Stock and 892,192 Vicis Capital Exchange Warrants to purchase shares of Common Stock of Medical Media at an exercise price of fifteen cents ($.15).

On July 28, 2004, in connection with the Victus July Note, the Company issued TotalCFO, LLC a Warrant to Purchase Shares of Common Stock for 300,000 (10,000 post-split) shares of the Company's Common Stock at $0.75 ($22.50 post-split) per share over a period of five years. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40.

On March 11, 2005, the Company issued to Vicis Capital its Series A Convertible Debentures ("Series A Debentures"), Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants pursuant to the exemption from registration found in Section 4(2) of Regulation D under the Securities Act of 1933. Pursuant to the terms of the Series A Debentures, Vicis Capital loaned the Company an aggregate of $250,000 at an annual rate of interest of fifteen percent (15%). The Series A Debentures had a term of 24 months and the Company had the option to pay the interest semi-annually in cash or in shares of its registered Common Stock at a ten percent (10%) discount to the market price based on the average of the twenty
(20) trading days prior to the payment of the interest. On the date of maturity of the Series A Debentures, Vicis Capital had the option to convert the Series A Debentures into shares of the Company's Common Stock at a price of $0.10 ($3.00 post-split) per share. Under the terms of the Series A Common Stock Purchase Warrants, Vicis Capital may purchase up to 2,500,000 (83,335 post-split) shares of the Company's Common Stock at an exercise price of $0.10 ($3.00 post-split) per share for a ten-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. Under the terms of the Series B Common Stock Purchase Warrants, Vicis Capital may purchase up to 2,500,000 (83,335 post-split) shares of the Company's Common Stock at an exercise price of $0.125 ($3.75 post-split) per share for a five-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. Under the terms of the Series C Common Stock Purchase Warrants, Vicis Capital may purchase up to 1,250,000 (41,670 post-split) shares of the Company's Common Stock at an exercise price of $.10 ($3.00 post-split) per share for a one-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. The Series A Debentures and Series A, B, and C Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock exceeds 4.99%, unless such limitation is waived by Vicis Capital upon no less than sixty-one days (61) advance written notice. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Series A Debentures were converted into 262,329 shares of the Company's Series B Zero Coupon Preferred Stock and 196,747 Vicis Capital Exchange Warrants to purchase shares of Common Stock of Medical Media at an exercise price of fifteen cents ($.15).

As a result of fees incurred in connection with the Series A Debentures mentioned above, the Company issued Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 50,000 (1,667 post-split) shares of the Company's Common Stock at an exercise price of $.10 (3.00 post-split) per share for a term of five (5) years. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40.

On May 6, 2005, the Company issued to Vicis Capital its Series B Convertible Debenture ("Series B Convertible Debenture"), Series D Common Stock Purchase Warrants, Series E Common Stock Purchase Warrants, and Series F Common Stock Purchase Warrants pursuant to the exemption from registration found in Section 4(2) of Regulation D under the Securities Act of 1933. Pursuant to the terms of the Series B Convertible Debenture, Vicis Capital loaned the Company an aggregate of $250,000 at an annual rate of interest of fifteen percent (15%). The Series B Convertible Debenture has a term of 24 months and the Company has the option to pay the interest semi-annually in cash or in shares of its registered Common Stock at a ten percent (10%) discount to the market price based on the average five (5) days Volume Weighted Average Closing Price of the Company's Common Stock for the five (5) trading days prior to payment. On the date of maturity of the Series B Convertible Debenture, Vicis Capital has the option to convert the Series B Convertible Debenture into post-split shares of the Company's Common Stock at a price of $2.40 per share. Under the terms of the Series D Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 post-split shares of the Company's Common Stock at an exercise price of $2.40 per share for a ten (10) year period. Under the terms of the Series E Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 post-split shares of the Company's Common Stock at an exercise price of $2.40 per share for a five (5) year period. Under the terms of the Series F Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 post-split shares of the Company's Common Stock at an exercise price of $2.40 per share for a one-year period. The Series B Convertible Debenture and Series D, E, and F Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock, giving effect to that conversion and together with the right to receive any Common Stock within sixty days of the conversion date, will exceed 4.99% of the Company's outstanding stock at that time.

As a result of fees incurred in connection with the Series B Debentures mentioned above, the Company issued Series D Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 20,000 post-split shares of the Company's Common Stock at an exercise price of $2.40 per share for a term of five years.

Zero Coupon Preferred Stock

The Board of Directors of Medical Media approved the Certificates of Designations, Preferences, Rights and Limitations for Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock. The Company filed an amendment to its articles of incorporation on July 14, 2005 which authorized 1,682,044 shares of Series A Zero Coupon Preferred Stock with $1.00 Stated Value and 2,612,329 shares of Series B Zero Coupon Preferred Stock with $1.00 Stated Value. The Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock are convertible into the Company's Common Stock at the option of the holder any time after the date of issuance at the rate of $2.40 and $3.00 per share respectively. The holders of the Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock will be entitled to receive, when and as declared by the Board of Directors, if at all, dividends on parity with each holder of one or more shares of the Common Stock. Any dividend or other distribution meeting these requirements will be payable in an amount equal to the product of (a) the dividend payable on each share of Common Stock and (b) the number of shares of Common Stock issuable upon conversion of a share of Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock, in each case, calculated on the record date for determination of holders entitled to receive such dividend.

From inception through September 30, 2005, we incurred interest expense of approximately $891,000. This amount includes accrued interest totaling approximately $15,000 related to the Series B Debenture, $619,000 converted into Preferred Stock as related to the Edge Notes, the Maltzer Note, and the Victus February Note, Victus July Note, and the Series A Debentures. It also includes $250,000 payment of interest related to the Victus February Note (in May 2004, we issued 357,143 (11,905 post-split) shares of our Common Stock at $.70 ($21.00 post-split) per share and 714,286 (23,810 post-split) Common Stock Purchase Warrants in lieu of $250,000 in interest due) and approximately $7,000 in interest paid.

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's quarter ended September 30, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Subsequent Events

On November 16, 2005, the Company executed that certain First Amendment to Merger Agreement by and among the Company, AFMN, Inc., a Delaware corporation ("AFMN"), African American Medical Network, Inc., a Florida corporation ("African American Medical Network"), and AAMN Acquisition Sub, Inc., a Florida corporation ("AAMN Acquisition Sub"), whereby the parties amended that certain Merger Agreement dated May 11, 2005 to reflect the following material items:

      o Medical Media would issue 19,415,626 shares of its restricted common stock to AFMN in exchange for 100% of the outstanding shares of African American Medical Network;

      o Medical Media would file, as soon as practicable, an appropriate registration statement with the Securities and Exchange Commission registering the Medical Media Common Stock issued to AFMN pursuant to the Merger. In addition to the foregoing, AFMN has agreed to distribute the Medical Media Common Stock pro-rata to its shareholders of record as of November 16, 2005.

      o Prior to registration of the Medical Media Common Stock issued to AFMN pursuant to the Merger, the parties agreed that the Medical Media Common Stock would be held in escrow along with distribution instructions to effect the pro-rata distribution referenced in the preceding paragraph. The parties further agreed that, while the Medical Media Common Stock is held in escrow, Philip Cohen will hold sole voting rights over the shares pursuant to an irrevocable proxy delivered by AFMN to Mr. Cohen.

      o All issued and outstanding convertible securities of AFMN would be exchanged for equivalent convertible securities of Medical Media on a one-for-one basis and all issued and outstanding warrants to purchase AFMN common stock would be exchanged for equivalent Medical Media warrants on a one-for-one basis. All convertible securities and warrants exchanged shall be governed by the same terms and conditions as were applicable to the securities prior to the effective date of the Merger.

On November 16, 2005, the parties consummated the Merger in accordance with the terms of the Merger Agreement. In connection with the same, the parties filed Articles of Merger with the Florida Department of State whereby AAMN Acquisition Sub was merged with and into African American Medical Network, with African American Medical Network being the surviving entity. As a result of the Merger, African American Medical Network is now a wholly-owned subsidiary of Medical Media.

Pursuant to the Merger Agreement, as amended, Medical Media issued 19,415,626 shares of its restricted Common Stock to AFMN in exchange for 100% of the outstanding shares of African American Medical Network. The Company issued the Medical Media Common Stock in the name of AFMN and deposited the same in escrow pending the registration of the Medical Media Common Stock under the Securities Act of 1933. The Medical Media Common Stock issued to AFMN pursuant to the Merger Agreement was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Medical Media made no solicitation in connection with the transactions other than communications with AFMN. The Medical Media Common Stock issued to AFMN was issued with a restricted securities legend. No underwriting discounts or commissions were paid in conjunction with the issuance of the shares.

Prior to the consummation of the Merger Agreement, Philip Cohen owned 330,747 of the 1,309,478 issued and outstanding shares of the Medical Media Common Stock. After consummation of the Merger Agreement, AFMN now owns 19,415,626 of the 20,725,104 shares of Medical Media Common Stock. AFMN has executed and delivered an irrevocable proxy providing Philip Cohen with sole voting power over the 19,415,626 shares of Medical Media Common Stock until said shares are registered under the Securities Act of 1933 and distributed to the AFMN shareholders of record of November 16, 2005.

The financial statements required by Item 9.01(a) of Form 8-K are not included in this report. The Company will file the required financial statements within 71 days of the filing date of this report. In addition, the pro forma financial information required by Item 9.01(b) of Form 8-K is not included in this report. The Company will file the required pro forma financial information within 71 days of the filing date of this report.

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

      3.7 Articles of Amendment to the Articles of Incorporation filed on July 15, 2005.

     *3.8   Articles of Merger filed on November 16, 2005.

      3.9 Bylaws of PetCARE Television Network, Inc. previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on June 4, 2003, as amended, are incorporated herein by reference.

      10.00 Debt Exchange Agreement between the Company and Pet Edge, LLC dated July 8, 2005 previously filed as an Exhibit to the Company's Form 10-QSB filed with the Commission on August 9, 2005, is incorporated herein by reference.

      10.01 Debt Exchange Agreement between the Company and Mark Maltzer dated July 8, 2005 previously filed as an Exhibit to the Company's Form 10-QSB filed with the Commission on August 9, 2005, is incorporated herein by reference.

      10.02 Debt Exchange Agreement between the Company and Vicis Capital Master Fund dated July 8, 2005 previously filed as an Exhibit to the Company's Form 10-QSB filed with the Commission on August 9, 2005, is incorporated herein by reference.

      10.03 Common Stock Purchase Warrant issued to Pet Edge, LLC dated July 8, 2005 previously filed as an Exhibit to the Company's Form 10-QSB filed with the Commission on August 9, 2005, is incorporated herein by reference.

      10.04 Common Stock Purchase Warrant issued to Mark Maltzer dated July 8, 2005 previously filed as an Exhibit to the Company's Form 10-QSB filed with the Commission on August 9, 2005, is incorporated herein by reference.

      10.05 Common Stock Purchase Warrant issued to Vicis Capital Master Fund dated July 8, 2005 previously filed as an Exhibit to the Company's Form 10-QSB filed with the Commission on August 9, 2005, is incorporated herein by reference.

     *10.06 First Amendment to the Merger Agreement by and among African
            American Medical Network, Inc., AFMN, Inc., Medical Media Television, Inc., and AAMN Acquisition Sub, Inc. dated November 16, 2005.

     *10.07 Capital Stock Escrow and Disposition Agreement between the Company,
            AFMN, Inc., and Philip Cohen dated November 16, 2005.

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



Dated: November 21, 2005                 MEDICAL MEDIA TELEVISION, INC.



                                         By:      /s/ Philip M. Cohen
                                            ----------------------------------
                                              Philip M. Cohen, President and
                                              Chief Executive Officer



                                         By:      /s/ Donald R. Mastropietro
                                            ----------------------------------
                                              Donald  R. Mastropietro,
                                              Vice President Finance and
                                              Chief Financial Officer