Form 10KSB
period 2005-12-31
Medical Media Television, Inc.
filed 2006-03-30
CIK 1235899

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005

                         Commission File No. 333-105840

                         MEDICAL MEDIA TELEVISION, INC.
                         ------------------------------
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
                                (Title of Class)

Indicate whether the issuer is required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes  X   No
    ---     ---

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                                             ---

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  X
    ---     ---

The issuer's revenues for its most recent fiscal year were $124,764. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2006 is $1,539,902. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer's common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant's common stock as of March 30, 2006 was 21,117,136.(1)

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None


          Transitional Small Business Disclosure Format: Yes ___ No X

























--------------------------------
(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.

INTRODUCTORY COMMENT

      Throughout this Annual Report on Form 10KSB, the terms "we," "us," "our," "Medical Media," or "our Company" refer to Medical Media Television, Inc., a Florida corporation, and its subsidiaries.


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

                                     PART I

ITEM 1

BUSINESS

Business Development

         On April 21, 2005, the Company changed its name to Medical Media Television, Inc. ("Medical Media"). Medical Media was organized as a Florida corporation on October 2, 1989. Medical Media has three wholly-owned subsidiaries, PetCARE Television Network, Inc. ("PetCARE TV"), African American Medical Network, Inc. ("African American Medical Network"), and KidCARE Medical Television Network, Inc. ("KidCARE TV"). We are a development stage company, and as such, have devoted our efforts since inception to developing and implementing our business plan.

         Medical Media's primary goal is to be recognized as a leading provider of advertiser-supported patient/parent/client medical education programming within the place-based media environment of medical specialty offices nationwide. Advertisers have traditionally relied on 30-second TV spots to deliver their message to the masses. The impact of these ads began to drop off in the early 1990's as viewers began clicking to different programs when advertisements appeared and because of the widespread use of DVRs and Tivos in the 2000's. In response, advertisers were forced to consider non-traditional advertising vehicles to achieve the desired consumer penetration and to influence buying behavior. The approach of place-based media is to deliver advertisers a captive audience of viewers. While traditional media has more mass appeal but less influence at the point of purchase, place-based media reaches consumers close to the time and place of their purchase or need. Place-based ("in-office" or "point of care") media has proven to be effective on several fronts: (i) it provides a more efficient approach for advertising product managers who are constantly challenged to deliver greater volume with fewer dollars by reaching consumer/patients when they are already in the office, (ii) it provides critically important health education programming that helps overcome complacency and motivates action on the part of the consumer/patient,
(iii) it presents a unique opportunity to capture the attention of specifically targeted consumers as commercials are aired in subscribing offices on viewing system where the channel and the volume cannot be changed by the viewer, and
(iv) it provides an opportunity for healthcare providers to increase revenues.

         Medical Media produces monthly DVD magazines that are distributed to the participating subscribers of PetCARE TV and African American Medical Network. We plan to provide monthly updated programming for KidCARE TV through video streaming direct to each subscribing location. Each month of programming contains approximately 28 educational segments interspersed with up to 24 commercial advertising spots, approximately 24 billboards, and public service announcements. The programming is funded in part, by commercial advertisers that are reviewed and approved by the advisory boards of our networks. Our programming is obtained through an annual subscription with updated DVD magazines mailed monthly or streamed to all subscribers.

         We have expended approximately $5,170,000 through December 31, 2005 in developing our business plan. PetCARE TV placed viewing systems in over 3,200 veterinary offices, and has completed the production, replication, and delivery of monthly programming since March 2003. African American Medical Network placed viewing systems in approximately 693 physician offices serving the African American population, and has completed the production, replication, and delivery of monthly programming since June 2005. KidCARE TV plans to have 1,000 subscribers by year end with programming to be delivered in January 2007. For the period from the implementation of our current business plan (June 2002) through December 31, 2005, we have generated approximately $30,000 of revenue and approximately $40,000 of deferred revenue from subscription sales, approximately $137,000 from advertising and approximately $20,000 from sales of Welcome Home Your New Friend (educational DVDs sold to veterinarians for them to give to new pet owners).

         Our websites were developed in cooperation with third party consultants. We are in the process of updating these websites which will be maintained by us going forward. We use our websites (www.medicalmediatelevision.com, www.petcaretv.com, www.africanamericanmedicalnetwork.com, and www.kidcaretv.com) primarily as an information tool for prospective subscribers and advertisers who can log on to find out about our businesses. Prospective subscribers are allowed to view our current programming, review frequently asked questions, review our subscription process, and print out a subscription agreement.

Our Educational Programming

         We currently produce a monthly DVD magazine for PetCARE TV and African American Medical Network. Each month of programming contains approximately 28 educational segments interspersed with up to 24 commercial advertising spots (consisting of 30-second commercials), approximately 24 billboards (consisting of 7-second static visual, a picture that doesn't move, identifying a product brand or company), and public service announcements. Our educational programming designed for the veterinary industry focuses on optimal healthcare for animal companions; is currently aired in veterinary hospitals and targeted to pet owners nationwide; and is viewed by approximately four million pet owners each month. Our educational programming for the African American population was designed to create awareness about key diseases and the regimen needed to preserve life and the quality of life; is available only through doctor's offices serving the African American population; and will be viewed by the patients of the more than 15,000 doctors who serve the majority of the 36 million U.S. African Americans. Our educational programming for KidCARE TV will be directed to the 60,000 members of the American Pediatric Association.

         Educational segments we have produced for PetCARE TV include, but are not limited to: Feline Resorption Lesions, Pain Management, Rabies, Dental Exams, Sudden Weight Loss, Brushing Cat's Teeth, Ear Mites, Chewing, K9 Arthritis, Pet IDs, Diet & Dental Health, FIV, Flea Control, Physical Exams, Moist Dermatitis, Glaucoma, Pet First Aid, Aging Pets, Litter Training, Vaccinations, Ticks, Pet Insurance, Scratching-Cat, Obesity, Traveling with Pet, Internal Parasites, Ocular Exams, and Parvovirus. Seasonal segments such as Valentine Candy, Christmas, and Winter Safety have also been produced and are rotated into the programming during applicable months. Our programming routinely includes "Pet Minutes" produced and given to us by the Humane Society of the United States (HSUS), as well as certain sports produced and given to us by the American Veterinary Medical Association (AVMA). Petsville Trivia segments appear in each DVD magazine incorporating the talents of animated characters obtained under license from Media International Concepts, Inc. who pose trivia questions to test the knowledge of the viewer regarding animal health and welfare.

         Educational segments we have produced for African American Medical Network include, but are not limited to: Diabetes, Breast Cancer, Acid Reflux Disease, Asthma, Family Planning, Arthritis, Hepatitis, Glaucoma, Heart Disease, Migraines, HIV/AIDS, Cholesterol, Prostate Cancer, Pregnancy, Obesity, Stroke, Smoking, Sleep Deprivation, Health Insurance, and Respiratory Ailments. Future segments slated are: Avoiding Heart Attacks, Clinical Trials, Colon Cancer, Fitness, Foot Care, Health & Wellness, Hygiene, Kidney Disease, Metabolic Syndrome, Nutrition, Osteoporosis, Skin Care, and Menopause.

         Since the release of our first DVD magazine in March 2003, we have used a combination of non-paying, test commercials along with paid advertisements. Companies who have advertised on our networks include: Antech Diagnostics, Bayer, Dermapet, Bio-Medical Services, Fleabusters, Care Credit, GAIA SafePaw Ice Melter, K-9 Companions, Colorado Mountain College, Vitality Systems, Dermapet, Nestle, Colgate-Palmolive Company, Merck, GlaxoSmithKline, Pfizer, McNeil Consumer and Specialty Pharmaceuticals, American Lung Association, and Proctor & Gamble.

         The cost for monthly programming is approximately $18,000. Currently, the cost of replication of the DVD magazines and distribution to medical offices is approximately $1.45 each. The cost of each viewing system is approximately $195.00 per subscriber.

Marketing to Subscribers

         By using a combination of trade show presence, cross promotion with product distributors, direct mail of sample programming, press releases, and advertising, we have and will continue to notify the veterinary and medical communities that subscriptions to our monthly programming are available. Each subscriber commits to prominently display the viewing system in the reception area and/or to play our programming during all client office hours. Our programming provides the flexibility of subtitles in English and Spanish for the veterinary network, and subtitles in English, Spanish, and French for the medical networks, which subtitles can be used at the option of each subscribing location.

         The target market for PetCARE TV is all veterinary practices in the United States and Canada. According to the American Veterinary Medical Association (avma.org), there are 36,238 small animal veterinarians practicing in the 17,794 small animal clinics in the U.S. Additionally, there are 5,325 veterinarians practicing in the 1,633 small animal clinics in Canada. We also plan to target the approximately 5,000 animal shelters nationwide.

         On December 1, 2005, PetCARE TV entered into a three-year Distribution Agreement with Lifelearn, Inc. ("Lifelearn") a Canadian corporation, granting Lifelearn exclusive Canadian distribution rights to sell PetCARE TV's veterinary client-education products (including annual subscriptions to the monthly DVD magazine and Welcome Home Your New Friend DVDs). Lifelearn's focus is the production and marketing of veterinary continuing education and reference programs in electronic interactive multimedia format.

         On January 1, 2006, the Company entered into a one-year Consulting Agreement with Saddle Ranch Productions, Inc. ("Saddle Ranch"), a Florida corporation, wherein Saddle Ranch will provide consulting services; specifically relating to: (i) all areas of video production, editing, and mastering; (ii) all areas of marketing, specifically related to geographic expansion of the networks and subscriber base; and (iii) all areas of advertising sales, including but not limited to the employment of regional sales directors for the express purpose of soliciting and obtaining advertising contracts and/or insertion order for the Company's networks with concentration on providing product adjacencies and/or exclusivity for multi-network purchases. The Company will pay Saddle Ranch an aggregate of $19,000 per month for the consulting services.

          On January 3, 2006, PetCARE TV entered into a three-year Distribution Agreement with Butler Animal Health Supply ("Butler AHS") granting Butler AHS the exclusive distribution rights to sell PetCARE TV's veterinary client education products (including annual subscriptions to the monthly DVD magazine and Welcome Home Your New Friend DVDs) to veterinarian hospitals within the U.S. Butler is the nation's largest distributor of companion animal health supplies to veterinarians. Headquartered in Dublin, Ohio, Butler operates across the U.S. with 15 distribution centers and 8 tele-centers. Butler serves over 29,000 veterinary clinics in all 50 states and distributes over 15,000 products for more than 300 vendors.

         On March 13, 2006, PetCARE TV entered into a two-year Affinity Program Agreement with American Animal Hospital Association ("AAHA") granting AAHA the exclusive distribution rights to sell PetCARE TV's veterinary client education products (including annual subscriptions to the monthly DVD magazine and Welcome Home Your New Friend DVDs) to all AAHA member hospitals within the U.S. There are approximately 3,000 AAHA-accredited hospitals and AAHA will be promoting PetCARE TV's client education programming as a value-added benefit to its membership.

         PetCARE TV initially offered 3,000 three-year subscriptions at no charge (including a viewing system) in order to build its subscriber base. Subscription sales began in January 2004. PetCARE TV subscribed a total of 3,247 veterinary offices with active installations of 2,783 located in all fifty states and the District of Columbia, Canada, Puerto Rico, and Australia. Audited results project that our monthly programming is viewed by over four million pet owners. Of the 3,247 total subscriptions, 2,890 were complimentary and 357 were paid.

         The target market for African American Medical Network is the more than 15,000 doctors who serve the majority of the 36 million U.S. African Americans. The African American population currently represents about 12.3% of the total U.S. population and is projected to reach over 40 million by the year 2010. African American physicians are a vital link in reducing healthcare disparities in the African American community. The African American Medical Network was developed to create awareness about key diseases afflicting African Americans and the regimen needed to preserve life and the quality of life. Our programming delivers information about medical and health issues specifically related to African American patients' interests and needs to produce greater awareness of the importance of preventative healthcare practices and increase compliance with recommended products and services. African American Medical Network's custom-designed programming will give doctors an opportunity to educate their patients in an entertaining manner while reducing their perceived waiting time. Hosted and voiced by veteran actor Ernie Hudson, programming consists of fast-paced segments four to seven minutes long that cover pertinent healthcare topics.

         African American Medical Network is currently offering its annual subscriptions at no charge (including a viewing system) in order to build its subscriber base. Currently, we have approximately 693 medical offices with active installations.

         KidCARE TV plans to target parent consumers through pediatric offices nationwide with educational programming developed to create awareness about preventative health measures to educate parents on specific childhood diseases and problems, and to ultimately help build healthier children. Besides a child's own parent, the pediatrician is one of the first people with whom a baby will come into contact. According to a recent survey released by iVillage, mothers today view their pediatrician as a "parenting partner" rather than solely as a healthcare provider, making parents more careful to interview and select a pediatrician that is right for their family. Statistics provided by the American Academy of Pediatrics, whose membership has approximately 60,000 members in the U.S., Canada, and Latin America, indicates that there is only one pediatrician for every 2,040 children in the United States. The universe of pediatric waiting rooms in the US is 30,000. KidCARE TV's three year objective is to have its programming viewed in 10,000 of those waiting rooms, increasing to 15,000 subscribers in its fifth year.

Selling to Commercial Advertisers

         Advertising through place-based media has proven to be effective as it presents a captive audience to the advertisers and carries a perceived endorsement from healthcare providers. We are poised to provide advertisers the captive markets they desire with limited competition in the almost-exclusive markets we serve. Our point-of-care networks enable advertisers to speak directly to patient/consumers at the point of their need--when they are just minutes away from seeing their healthcare provider.

         On each of our network's monthly programming, we offer 24 commercial spots available for sale to national advertisers to capture the attention of their specifically targeted audience in the veterinary or medical waiting room at a cost effective rate. We provide the most efficient medium to reach these targets in a venue where the patients/consumers are receptive to the information, and at a cost that is efficient for the advertisers. By presenting their advertising message within the confines of a medical office, their product or service carries the perceived recommendation of that individual's own health care provider. By using our network, advertisers are presenting their products to patients who are in the state of mind to consider health and remedies. We provide advertisers the ability to place their commercial advertising spots on a per issue basis with each 30-second commercial being shown once each hour.

         In regard to our veterinary network, there are hundreds of companies and brands devoted to the pet industry spending hundreds of millions of dollars a year targeting their messages to veterinarians, veterinary staff, and most importantly, pet owners. PetCARE TV provides the most efficient medium to reach these targets in a venue where the pet owners are receptive to the information, and at a cost that is efficient for the advertisers. By presenting their advertising message within the confines of the veterinary clinic, or as a required take-home educational tool for new pet owners, their product or service carries the perceived recommendation of that pet owner's very own veterinarian or animal welfare professional. Space for public service announcements is provided at no charge.

         For our African American Medical Network, there are many companies and brands that target African Americans because they have high consumption levels of those products. In addition, from a health perspective, African Americans have a high propensity to contract ailments that can be alleviated by these products and medications. According to Ad Age, these companies spend hundreds of millions of dollars each year to target their messages not only to African Americans, but also to African American doctors. It should be noted that over 50% of all drugs in the development pipeline are directed at diseases which disproportionately affect African Americans.

         The advertising industry places the market for KidCARE TV at $100 billion a year. Our goal is to attract $34.3 million in advertising in the first five years of operation. KidCARE TV can optimize advertising dollars for companies that are trying to reach the specific market segment offered through pediatrician offices, namely products relevant to children and their parents.

         Many companies providing products and medications have animal health divisions and human health divisions. We provide advertisers the option of exclusivity when purchasing a multi-network advertising option that not only guarantees their product is the only one of its type advertised, but also enables them to reach both human and animal health targeted markets with the same pool of advertising dollars. We also provide advertisers the option of product positioning within our programming.

         We attract national and international advertisers by capturing the attention of their specifically targeted audience in the veterinary and medical waiting room at a cost effective rate. Each 30-second commercial is aired once every hour. We compete by providing advertisers with a captive, targeted audience of consumers. Commercials on our network are aired in waiting rooms on a viewing system typically located in a room with no sight barriers, and where neither the channel nor the volume can be changed by the viewer. We believe that in airing a commercial to our highly targeted captive audience, advertisers are offered an opportunity that cannot currently be matched by our competitors.

         Our advertising rates for PetCARE TV are $10,000 per 30-second commercial spot and $3,500 per 7-second billboard. Our advertising rates for African American Medical Network are $15,000 per 30-second commercial and $9,000 per 7-second billboard. An increase is expected in the second quarter of 2006. GlaxoSmithKline (NYSE: GSK), Merck (NYSE: MRK), and Johnson & Johnson's McNeil Pharmaceuticals (NYSE: JNJ) previously submitted insertion orders which were subsequently withdrawn until the number of subscribers for African American Medical Network reaches 1,000. In 2006, PetCARE TV received advertising orders of $167,000 and African American Medical Network received advertising orders of $49,600. Advertising rates for KidCARE TV have not yet been determined.

Competition

         Our business involves the use of continuously presented educational programming interspersed with commercial advertising placed in the waiting rooms of veterinary and human medical offices, also called placed-based media. We compete for advertising with traditional television, radio, and print media. Many of our competitors have advantages over the services that we now offer, including significantly greater brand recognition, a larger sales force, customer bases, longer operating histories, and financial and other resources.

         Place-based media is a relatively new forum for advertisers. We compete by providing advertisers with a captive, targeted audience of individuals bringing their animals to veterinarians for treatment and patients going to their doctor's office for treatment. Commercials on our network are aired in waiting rooms on a viewing system where the channel cannot be changed by the viewer, the volume cannot be changed by the viewer, it is typically in a room with no sight barriers, and the viewer has little else with which to occupy themselves. We believe that in airing a commercial to this highly targeted captive audience, the advertiser is offered an opportunity that cannot currently be matched by our competitors.

         There is no other company that provides client educational veterinary programming in the format we provide.

         Regarding competition for African American Medical Network, AccentHealth provides place-based programming to the human medical community, although they do not target the African American community or the health issues related to it. We are currently the only company that offers programming exclusively designed for medical offices serving African Americans. Laboratory Corporation of America (LabCorp), a provider of clinical testing and health-screening services, recently partnered with VISI Networks for the installation of an advertiser-funded digital-signage network in more than 300 of LabCorp's patient service centers across the United States. As this network is restricted to labs, our Company does not consider it to be competition for our target markets, although it may be competition for the same advertisers that we target.

         Regarding competition for KidCARE TV, AccentHealth provides place-based programming to approximately 1,000 pediatric offices with programming presented in a news format, not the educational format we provide.

Significant Employees

         Other than the executive officers named herein, the Company does not have any "significant employees."

Subsidiaries

         The Company has three wholly-owned subsidiaries (all Florida corporations), PetCARE TV, African American Medical Network, and KidCARE TV.

Family Relationships
--------------------

         There are no family relationships between any of our directors and executive officers.

Government Approvals

         No government approvals are needed for our services.

Employees

         We currently have seventeen full-time employees as follows:

         Operations        8
         Management        4
         Sales             5

         We employ part-time employees. We have no collective bargaining agreements. We consider our relationship with our employees to be excellent.

ITEM 2

PROPERTIES

         On August 19, 2003, the Company entered into a five-year lease agreement with Liberty Property Limited Partnership for approximately 3,800 square feet of office/warehouse space located at 8406 Benjamin Road, Suite C, Tampa, Florida 33634. The monthly lease amount is approximately $3,400.00. These offices are in good condition, and we currently have no plans to renovate or make leasehold improvements to such leased real property. In the opinion of management, such leased real property is adequately insured.

ITEM 3

LEGAL PROCEEDINGS

         There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to the Company's security holders for a vote during the course of the fourth quarter of this fiscal year.


                                     PART II

ITEM 5

MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Our Common Stock began trading on the OTC-Bulletin Board on February 2, 2004 under the symbol "PTNW," which was subsequently changed to "MMTV" to reflect the Company's name change to Medical Media Television, Inc. There is a limited public trading market for our Common Stock and a regular, more active trading market may not develop, or if developed, may not be sustained.

         The high and low bid price of our Common Stock for each calendar quarter in 2004 and 2005 was as follows:

          --------------------------------- -------------- ------------
                                                High*          Low*
               Period (Calendar Year)
          --------------------------------- -------------- ------------
          2005:
          --------------------------------- -------------- ------------
          Fourth Quarter                             $1.21        $0.30
          --------------------------------- -------------- ------------
          Third Quarter                              $2.05        $0.51
          --------------------------------- -------------- ------------
          Second Quarter                             $4.00        $0.60
          --------------------------------- -------------- ------------
          First Quarter                              $0.22        $0.07
          --------------------------------- -------------- ------------

          --------------------------------- -------------- ------------
          2004:
          --------------------------------- -------------- ------------
          Fourth Quarter                             $0.24        $0.11
          --------------------------------- -------------- ------------
          Third Quarter                              $0.85        $0.12
          --------------------------------- -------------- ------------
          Second Quarter                             $1.30        $0.42
          --------------------------------- -------------- ------------
          First Quarter                              $3.50        $0.10
          --------------------------------- -------------- ------------

          (*The stock prices referenced in this table for 2004 and for the First Quarter of 2005 reflect the historical stock price of Medical Media's common stock. The stock prices referenced in this table for the Second, Third, and Fourth Quarters of 2005 reflect historical stock prices of Medical Media's common stock, but reflect the 1:30 reverse stock split of Medical Media's common stock effective May 4, 2005.)

          On March 29, 2006, the last reported sales price of our Common Stock was $0.09 per share. The quotations referenced in this paragraph reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations referenced in this paragraph were obtained from Yahoo! Finance.

Holders

         There were 418 registered holders or persons otherwise entitled to hold our common shares as of March 30, 2006 pursuant to a shareholders' list provided by our transfer agent as of that date and our records relating to issuable shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividends

         We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to the future payments of dividends will depend on our earnings and financial position and such other facts as the Board of Directors deems relevant. The Company declared and issued a dividend of two (2) shares of the Company's restricted Common Stock for each share of Common Stock held by shareholders of record as of May 10, 2005.

Information Concerning the Plan and Other Company Equity Compensation Plans

         We have a 2002 Equity Incentive Plan available to key employees and consultants of the Company. Under the plan, we may grant options for up to 66,667 shares of Common Stock. The exercise price of each incentive option is equal to the greater of the fair market value of our Common Stock on the date of grant or the aggregate par value of the stock on the date of grant. In the case of any 10% stockholder, the incentive option price will not be less than 110% of the fair market value on the date of grant. The Compensation Committee of the Board of Directors shall determine the price at which shares of stock may be purchased under a nonqualified option. Options expire ten years from the date of grant, except for those granted to a 10% stockholder, which expire five years from the date of grant. To date, we have granted 5,303 options under this equity incentive plan. On March 23, 2006, the Board of Directors granted the issuance of the remaining 61,364 non-qualified stock options under this equity incentive plan.

         The following table sets forth information concerning the number of shares of our Common Stock which may be issued under all of our equity compensation plans.











               (Remainder of this page left intentionally blank.)


                                Equity Compensation Plan Information
------------------------------------------------------------------------------------------------------------
                                          (a)                    (b)                        (c)
------------------------------- ------------------------ ----------------------- ---------------------------
         Plan Category          Number of securities to     Weighted-average        Number of securities
                                be issued upon exercise     exercise price of      remaining available for
                                of outstanding options,   outstanding options,      future issuance under
                                  warrants and rights      warrants and rights    equity compensation plans
                                                                                    [excluding securities
                                                                                  reflected in column (a)]
------------------------------- ------------------------ ----------------------- ---------------------------
Equity compensation plans                66,667                  $0.347                       0
approved by shareholders
------------------------------- ------------------------ ----------------------- ---------------------------
Equity compensation plans not             -0-                      -0-                       -0-
approved by shareholders
------------------------------- ------------------------ ----------------------- ---------------------------
TOTAL                                    66,667                  $0.347                       0
------------------------------- ------------------------ ----------------------- ---------------------------

Recent Sales of Unregistered Securities

         On November 16, 2005, pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company issued a Promissory Note for $200,000 to Carmen Bernstein (the "Bernstein Promissory Note") pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The Bernstein Promissory Note was issued in exchange for a similar promissory note held by Bernstein in AFMN, Inc. (the "Original Bernstein Note"). On the maturity date of the Original Bernstein Note, Bernstein had the option to convert the principal amount of the Original Bernstein Note into 200,000 units of AFMN, Inc.'s securities pursuant to the terms of a Debt Conversion Agreement. Each unit consists of one share of the AFMN, Inc.'s common stock (for an aggregate of 200,000 shares) and one warrant to purchase an additional share of AFMN, Inc.'s common stock (for an aggregate of 200,000 warrants) with an exercise price of $2.00 per share. The common shares underlying the conversion of the Bernstein Promissory Note and the common stock purchase warrants were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

         On November 16, 2005, pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company issued a Promissory Note for $100,000 to Laurence Wallace (the "Wallace Promissory Note") pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The Wallace Promissory Note was issued in exchange for the cancellation of a similar promissory note held by Wallace in AFMN, Inc. (the "Original Wallace Note"). On the maturity date of the Original Wallace Note, Wallace had the option to convert the principal amount of the Original Wallace Note into 100,000 units of AFMN, Inc.'s securities pursuant to the terms of a Debt Conversion Agreement. Each unit consists of two shares of AFMN, Inc.'s common stock (for an aggregate of 200,000 shares) and one warrant to purchase an additional share of AFMN, Inc.'s common stock (for an aggregate of 100,000 warrants) with an exercise price of $1.00 per share. The common shares underlying the conversion of the Wallace Promissory Note and the common stock purchase warrants were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

         On November 16, 2005, pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company issued Series AA Convertible Debenture for $412,000, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants to Vicis Capital. The issuance of the Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants were issued to institutional or accredited investors only. Under the terms of the Series AA Common Stock Purchase Warrants, Vicis Capital may purchase up to 1,030,000 shares of AFMN, Inc.'s Common Stock at an exercise price of $2.40 per share for a five (5) year period. Pursuant to the extension of the Series AA Convertible Debenture, the exercise price on the Series AA Common Stock Purchase Warrants was reset to $0.166 per share. Under the terms of the Series BB Common Stock Purchase Warrants, Vicis Capital may purchase up to 2,060,000 shares of AFMN, Inc.'s Common Stock at an exercise price of $2.40 per share for a five (5) year period. Pursuant to the extension of the Series AA Convertible Debenture, the exercise price on the Series BB Common Stock Purchase Warrants was reset to $0.166 per share. The Series AA Convertible Debenture and Series AA and BB Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of AFMN, Inc.'s Common Stock, giving effect to that conversion and together with the right to receive any Common Stock within sixty days of the conversion date, will exceed 4.99% of the Company's outstanding stock at that time. As a result of fees incurred in connection with the Series AA Debentures mentioned above, AFMN, Inc. issued Series BB Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 20,000 shares of the Company's Common Stock at an exercise price of $0.30 per share for a term of five years. Pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company issued Series BB Common Stock Purchase Warrants to MidTown Partners & Co, LLC in exchange for the cancellation of the AFMN, Inc. Series BB Common Stock Purchase Warrants. The issuance of the Series BB Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series BB Common Stock Purchase Warrant was issued to institutional or accredited investors only. The common shares underlying the Series AA Convertible Debenture and the Series AA, BB, and CC Common Stock Purchase Warrants were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

ITEM 6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

General

         The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2005 and explanatory notes included as part of this annual report.

Overview

         Medical Media has three wholly-owned subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV. Medical Media's primary goal is to be recognized as a leading provider of advertiser-supported patient/parent/client medical education programming within the place-based media environment of medical specialty offices nationwide. The Company produces educational programming that is distributed on a monthly basis to participating subscribers of its veterinary network, its medical network directed to the African American population, and its pediatric network. The programming is funded, in part, by commercial advertisers. Programming may be obtained through an annual subscription.

Development Stage Company; Prior Going Concern Issue

         We are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no current established source of revenue. We do not anticipate significant revenues from advertising sales or subscription sales until the second quarter of 2006. The foregoing matters had raised substantial doubt about the ability of our company to continue as a going concern. However, as a result of two $1,000,000 financings (one completed in January 2006 and the other to be completed in March 2006), anticipated revenues, and additional anticipated funding, management now believes that there will be sufficient cash to continue the business for at least the next twelve months. See "Liquidity and Capital Resources" below.

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

Results of Operations

Results of Operations - Inception (October 2, 1989) to December 31, 2005

         From inception to December 31, 2005, we had losses totaling $6,537,290. For this period, our general and administrative costs totaled $3,268,660 or 56% of total operating expenses. DVD production costs totaled $524,066 or 9% of total operating expenses, and sales and marketing costs totaled $1,831,686 or 32% of total operating expenses. The remainder of operating expense is represented by depreciation and amortization that totaled $155,738 or 3% of total operating expenses.

Results of Operations - Comparison of Year Ended December 31, 2005 and 2004

         For the year ended December 31, 2005, we had losses totaling $1,965,302 as compared to losses of $2,188,203 for the same period in 2004. The decrease of $222,901 is primarily a result of efficiencies in DVD production costs, decreases in general and administration costs primarily as a result of the reduction of fund raising costs in 2005 as compared to 2004, and reductions in interest expense partially offset by increases in sales and marketing expense. For the year ended December 31, 2005, our general and administration costs totaled $878,474 as compared to $1,079,148 for the same period in 2004. This decrease of $200,674 is primarily attributed to fees and costs related to our fund raising efforts during 2005 ($155,000). Our DVD production costs totaled $146,086 for the year ended December 31, 2005 as compared to $209,213 for the same period in 2004. We associate this change to the implementation of production efficiencies and other cost saving methods offset by increased production costs related to the Company's conversion from quarterly to monthly DVD distribution. Our sales and marketing costs totaled $660,985 for the year ended December 31, 2005 as compared to $501,447 for the same period in 2004. This increase of $159,538 is attributed to increased staffing and increased costs associated with the addition of sales and marketing related to African American Medical Network. Depreciation and amortization costs totaled $6,257 for the year ended December 31, 2005.

Plan of Operation

         Our plan of operation for the period ending December 31, 2006 is outlined below.

         A) Increase in Subscribers: PetCARE TV, through its distribution agreements with Butler AHS, Lifelearn, and AAHA, plans to increase its subscriber base to a total of 10,000 by year end 2006. PetCARE TV also plans to develop the animal shelter market. African American Medical Network plans to continue to offer free annual subscriptions (including a viewing system) to the first 3,000 subscribers; currently has approximately 693 subscribers and expects to have 2,500 subscribers by year end.

         B) Trade Show Exposure: PetCARE TV, African American Medical Network, and KidCARE TV plan to exhibit at all national and select regional veterinary and medical trade shows in 2006.

         C) Alternative Delivery Methods: The Company will continue to explore opportunities for alternative delivery methods for its programming, including broadband and satellite delivery.

         D) Programming: PetCARE TV and African American Medical Network will continue to provide monthly updated DVD magazines to its subscribers. This entails research and development of new topics, writing of scripts, shooting the segments, and editing prior to inclusion of a DVD magazine. PetCARE TV also plans to re-shoot all programming segments on its Welcome Home Your New Friend DVD. KidCARE TV will produce its first three months of programming to be streamed directly to subscribing locations.

         For the twelve-month period ending December 31, 2006, we have budgeted approximately $1,200,000 to accomplish the above plan of operation, as well as an additional $900,000 in other general and administrative expenses. We anticipate that the above projects will be commenced during the described twelve-month period; however we anticipate that several of these projects may not be completed until after the twelve-month period cited.

         We anticipate that we will add between two and three additional employees to our staff during the twelve-month period described above.

         Our anticipated costs and project completion dates described above are estimates based upon our current business plan. Our actual costs or actual project completion dates could vary materially from those estimated. We may also decide at any time to terminate our ongoing development plans with respect to alternative delivery methods and launching of additional networks should we deem it to be impracticable or not commercially viable. See the section of this prospectus captioned "Forward-Looking Statements".

Liquidity and Capital Resources

         We have approximately $5,428 of cash on hand as of March 30, 2006. Pursuant to a Note Purchase Agreement entered into between the Company and an investor, the investor has agreed to loan the Company an aggregate of $1,000,000 payable as follows: $250,000 on February 15, 2006 and $750,000 on March 31, 2006. The first payment of $250,000 on the loan schedule was received on February 17, 2006. As of the time of this filing, the final payment of $750,000 had not yet been received. We believe that our cash on hand, pending and anticipated additional funding, and anticipated revenues will fund our operations going forward and will be sufficient to satisfy our operating requirements through December, 2006.

         For the twelve-month period ending December 31, 2006, we have budgeted approximately $1,200,000 to accomplish the above plan of operation, as well as an additional $900,000 in other general and administrative expenses. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of additional financing. We cannot give any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

         On May 16, 2002, we issued a non-interest bearing promissory note to James Calaway, a former director, in the original principal amount of $100,000 (the "Calaway Note"). At December 31, 2005 and March 30, 2006, the principal balance due on the Calaway Note was $78,537 and $60,999 respectively.

         In June 2002, we issued the following non-interest bearing promissory notes (the "Hugo/Turner Notes"), all of which remained outstanding at December 31, 2005:

         o Daniel V. Hugo, a former officer and director, in the amount of $25,000;
         o     Robert and Janna Hugo, in the amount of $6,000; and
         o     Robert and Jamie Turner, in the amount of $5,000.

At December 31, 2005, the principal balances due on the Hugo/Turner Notes were $21,459, $5,150, and $4,291 respectively, and at March 30, 206 the principal balances due on the Hugo/Turner Notes were $16,668, $4,000, and $3,332 respectively.

         On March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 we
entered into Note Purchase and Security Agreement(s) and Senior Convertible Promissory Note(s) (the "Edge Notes") with Pet Edge, LLC, a Connecticut limited liability company ("Edge"). Under the terms of the Edge Notes, Edge loaned us $1,000,000, $50,000, $50,000, and $275,000 respectively with simple interest at the rate of ten percent (10%) per annum. All principal and accrued interest on the Edge Notes was due March 9, 2006, May 27, 2006, June 5, 2006, and June 30, 2006 respectively. The principal and interest on the Edge Notes was convertible into pre-split shares of our Common Stock at $.246 per share. On November 10, 2003, we entered into an agreement with Edge to amend the terms of conversion of the Edge Notes (the "Edge Amendment"). Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 by and between Edge and the Company ("Edge Debt Exchange Agreement") the Edge Notes were converted into 1,682,044 shares of the Company's Series A Zero Coupon Preferred Stock and 2,102,556 five-year Warrants to purchase shares of Common Stock of Medical Media ("Edge Debt Exchange Warrants") with an exercise price of fifteen cents ($.15). The common shares underlying the Series A Zero Coupon Preferred Stock and the Edge Debt Exchange Warrants were included in a registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

            On June 10, 2003, we entered into a Note Purchase Agreement and Convertible Promissory Note with a former director, Mark Maltzer (the "Maltzer Note"). Under the terms of the Maltzer Note, Dr. Maltzer agreed to loan us $50,000 with simple interest at a rate of ten percent (10%) per annum. All principal and accrued interest was due June 9, 2006. The principal and interest on the Maltzer Note was convertible into pre-split shares of Common Stock of the Company at $.246 per share. Pursuant to the terms of the Debt Exchange Agreement dated July 8, 2005 by and between Dr. Maltzer and the Company ("Maltzer Debt Exchange Agreement") the Maltzer Note was converted into 60,411 shares of the Company's Series B Zero Coupon Preferred Stock and 45,308 five-year Warrants to purchase shares of Common Stock of Medical Media ("Maltzer Debt Exchange Warrants") with an exercise price of fifteen cents ($.15). The common shares underlying the Series B Zero Coupon Preferred Stock and the Maltzer Debt Exchange Warrants were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

         On February 13, 2004, Medical Media entered into a Note Purchase Agreement with Victus Capital, LP, a Delaware limited partnership ("Victus") and issued Victus a Subordinated Convertible Promissory Note (the "Victus February Note"). Under the terms of the Victus February Note, Victus loaned us $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments were made, $250,000 of the principal amount of the Victus February Note was delivered to an escrow agent to be held for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the Victus February Note, Victus had the option to convert the principal and any outstanding interest into shares of a subsequent private offering of Preferred Stock, or into shares of our Common Stock at a price of $.375 per share. Upon acceleration or conversion of the Victus February Note, any unpaid balance in the escrow account would be returned to Victus. In May 2004, Medical Media issued 11,905 shares of its Common Stock at $2.10 per share and 23,810 Common Stock Purchase Warrants ("Victus February Warrants") in lieu of $250,000 in interest due on the Victus February Note. Accordingly, the $250,000 being held in escrow was released to the Company in exchange for the shares and the Victus February Warrants. Each Victus February Warrant was exercisable into shares of the Company's Common Stock at $30.00 per share at any time for five years from the date of issuance. On October 19, 2005, the exercise price of the Victus February Warrant was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. The Victus February Note, the shares of Common Stock, and Victus February Warrants were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933 (the "Securities Act"). In March 2005, Vicis Capital Master Fund, a fund managed by Vicis Capital, LP, a Delaware limited partnership ("Vicis Capital") acquired certain assets of Victus. Included in the acquisition were the Victus February Note, the shares of the Company's Common Stock, and the Victus February Warrants discussed above. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Victus February Note was converted into 1,100,000 shares of the Company's Series B Zero Coupon Preferred Stock and 825,000 five-year Warrants to purchase shares of Common Stock of

Medical Media ("Vicis Capital Debt Exchange Warrants") with an exercise price of fifteen cents ($.15). On October 19, 2005, the exercise price of the Victus Capital Debt Exchange Warrants was reduced to $0.166 pursuant to the extensions terms of the Series AA Convertible Debenture mentioned below. The common shares underlying the Series B Zero Coupon Preferred Stock and the Vicis Capital Debt Exchange Warrants described above were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

         On July 27, 2004, Medical Media entered into a Note Purchase Agreement with Victus Capital and issued a Subordinated Convertible Promissory Note ("Victus July Note"), and Warrant to Purchase Shares of Common Stock (the "Victus July Warrant"). Under the terms of the Victus July Note, Victus loaned us $1,000,000, at an annual rate of interest of twenty percent (20%) compounded semi-annually. The Victus July Note had a term of twelve months. For the first year, the Company had the right to pay interest on the Victus July Note with registered, freely transferable Common Stock, valued at a ten percent (10%) discount to the market. On the date of maturity, the Victus July Note was convertible, at the option of the holder, into shares of our Common Stock at $.40 per share. Pursuant to the terms of the Victus July Warrant, Victus may purchase up to 83,333 shares of our Common Stock at an exercise price of $22.50 per share until the expiration date of July 26, 2009. On October 19, 2005, the exercise price of the Victus Capital Debt Exchange Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. In March 2005, Vicis Capital acquired certain assets of Victus. Included in the acquisition were the Victus July Note and the Victus July Warrant discussed above. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Victus July Note was converted into 1,189,589 shares of the Company's Series B Zero Coupon Preferred Stock and 892,192 five-year Vicis Capital Debt Exchange Warrants with an exercise price of fifteen cents ($.15). On July 28, 2004, in connection with the Victus July Note, the Company issued TotalCFO, LLC a warrant to purchase 10,000 shares of the Company's Common Stock at $22.50 per share over a period of five years. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40 per share. The common shares underlying the Series B Zero Coupon Preferred Stock, the Vicis Capital Debt Exchange Warrants, and the common stock purchase warrants issued to TotalCFO, LLC were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

         On March 16, 2005, the Company issued to Vicis Capital its Series A Convertible Debentures ("Series A Debentures"), Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants. The issuance of the Series A Debentures, Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series A Debentures, Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants were issued to institutional or accredited investors only. Pursuant to the terms of the Series A Debentures, Vicis Capital loaned the Company an aggregate of $250,000 at an annual rate of interest of fifteen percent (15%). The Series A Debentures had a term of 24 months and the Company had the option to pay the interest semi-annually in cash or in shares of its registered Common Stock at a ten percent (10%) discount to the market price based on the average of the twenty
(20) trading days prior to the payment of the interest. On the maturity date of the Series A Debentures, Vicis Capital had the option to convert the Series A Debentures into shares of the Company's Common Stock at a price of $3.00 per share. Under the terms of the Series A Common Stock Purchase Warrants, Vicis Capital may purchase up to 83,335 shares of the Company's Common Stock at an exercise price of $3.00 per share for a ten-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. On October 19,

2005, the exercise price was further reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series B Common Stock Purchase Warrants, Vicis Capital may purchase up to 83,335 shares of the Company's Common Stock at an exercise price of $3.75 per share for a five-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. On October 19, 2005, the exercise price was further reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series C Common Stock Purchase Warrants, Vicis Capital may purchase up to 41,670 shares of the Company's Common Stock at an exercise price of $3.00 per share for a one-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. On October 19, 2005, the exercise price was further reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. On February 9, 2006, Vicis Capital exercised the 41,670 Series C Common Stock Warrants through the payment of $6,917.22 to the Company. The Series A Debentures and Series A, B, and C Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock exceeds 4.99%, unless such limitation is waived by Vicis Capital upon no less than sixty-one days (61) advance written notice. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Series A Debentures were converted into 262,329 shares of the Company's Series B Zero Coupon Preferred Stock and 196,747 five-year Vicis Capital Debt Exchange Warrants with an exercise price of fifteen cents ($.15). The issuance of the Series B Zero Coupon Preferred Stock and the Vicis Capital Debt Exchange Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series B Zero Coupon Preferred Stock and Vicis Capital Debt Exchange Warrants were issued to institutional or accredited investors only. As a result of fees incurred in connection with the Series A Debentures mentioned above, the Company issued Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 1,667 shares of the Company's Common Stock at an exercise price of $3.00 per share for a term of five (5) years. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. The issuance of the common stock purchase warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the common stock purchase warrant was issued to institutional or accredited investors only. The common shares underlying the Series B Zero Coupon Preferred Stock, the Vicis Capital Debt Exchange Warrants, and the Series A, B, and C Warrants were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

            On May 6, 2005, the Company issued to Vicis Capital its Series B Convertible Debenture ("Series B Convertible Debenture"), Series D Common Stock Purchase Warrants, Series E Common Stock Purchase Warrants, and Series F Common Stock Purchase Warrants. The issuance of the Series B Convertible Debenture, Series D Common Stock Purchase Warrants, Series E Common Stock Purchase Warrants, and Series F Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series B Convertible Debenture, Series D Common Stock Purchase Warrants, Series E Common Stock Purchase Warrants, and Series F Common Stock Purchase Warrants were issued to institutional or accredited investors only. Pursuant to the terms of the Series B Convertible Debenture, Vicis Capital loaned the Company an aggregate of $250,000 at an annual rate of interest of fifteen percent (15%). The Series B Convertible Debenture has a term of 24 months and the Company has the option to pay the interest semi-annually in cash or in shares of its registered Common Stock at a ten percent (10%) discount to the market price based on the average five (5) days Volume Weighted Average Closing Price of the Company's Common Stock for the five (5) trading days prior to payment. On the maturity date of the Series B Convertible Debenture, Vicis Capital has the option to convert the Series B Convertible Debenture into shares of the Company's Common

Stock at a price of $2.40 per share. On October 19, 2005, the exercise price was further reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series D Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 shares of the Company's Common Stock at an exercise price of $2.40 per share for a ten (10) year period. On October 19, 2005, the exercise price of the Series D Common Stock Purchase Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series E Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 shares of the Company's Common Stock at an exercise price of $2.40 per share for a five (5) year period. On October 19, 2005, the exercise price of the Series E Common Stock Purchase Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series F Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 shares of the Company's Common Stock at an exercise price of $2.40 per share for a one-year period. On October 19, 2005, the exercise price of the Series F Common Stock Purchase Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. On February 9, 2006, Vicis Capital exercised the 104,167 Series F Common Stock Warrants through the payment of $17,192.72 to the Company. The Series B Convertible Debenture and Series D, E, and F Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock, giving effect to that conversion and together with the right to receive any Common Stock within sixty days of the conversion date, will exceed 4.99% of the Company's outstanding stock at that time. As a result of fees incurred in connection with the Series B Debentures mentioned above, the Company issued Series D Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 20,000 shares of the Company's Common Stock at an exercise price of $2.40 per share for a term of five years. The issuance of the Series D Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series D Common Stock Purchase Warrant was issued to institutional or accredited investors only. The common shares underlying the Series B Convertible Debenture and the Series D, E, and F Warrants were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

         On November 16, 2005, pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company issued a Promissory Note to Carmen Bernstein (the "Bernstein Promissory Note") pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The Bernstein Promissory Note was issued in exchange for a similar promissory note held by Bernstein in AFMN, Inc. (the "Original Bernstein Note"). The Original Bernstein Note was issued by AFMN, Inc. to Bernstein on December 15, 2004. Pursuant to the terms of the Original Bernstein Note, Bernstein loaned AFMN, Inc. an aggregate of $200,000 at an annual interest rate of ten percent (10%). The Original Bernstein Note had a term of 365 days. On the maturity date of the Original Bernstein Note, Bernstein had the option to convert the principal amount of the Original Bernstein Note into 200,000 units of AFMN, Inc.'s securities pursuant to the terms of a Debt Conversion Agreement. Each unit consists of one share of the AFMN, Inc.'s common stock (for an aggregate of 200,000 shares) and one warrant to purchase an additional share of AFMN, Inc.'s common stock (for an aggregate of 200,000 warrants) with an exercise price of $2.00 per share. Pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company assumed the obligation to repay the Original Bernstein Note and as evidence of the same, issued the Bernstein Promissory Note on November 16, 2005, with terms substantially similar to those terms set forth in the Original Bernstein Note described above. The Bernstein Promissory Note was due on December 14, 2005, and, as of the date of this filing, had not been repaid. The common shares underlying the Bernstein Promissory Note and common stock purchase warrants were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

         On November 16, 2005, pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company issued Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants to Vicis Capital. The issuance of the Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants were issued to institutional or accredited investors only. The foregoing securities were issued in exchange for the cancellation of a similar securities held by Vicis Capital in AFMN, Inc. Pursuant to the terms of the Series AA Convertible Debenture, Vicis Capital loaned AFMN, Inc. an aggregate of $412,000 at an annual rate of interest of sixteen percent (16%). The Series AA Convertible Debenture has a term of 90 days with a provision that the due date may be extended an additional 90 days. If the Series AA Convertible Debenture is extended for an additional ninety (90) days, AFMN, Inc. was required to reset the conversion price and exercise price on all convertible debentures and warrants of the holder to the lesser of (A) the average closing bid price of AFMN, Inc.'s common stock on the five trading days immediately preceding the date of the extension, or (B) the original conversion price and exercise price. On the maturity date of the Series AA Convertible Debenture, Vicis Capital had the option to convert the Series AA Convertible Debenture into shares of AFMN, Inc.'s Common Stock at a price of $0.20 per share. The Series AA Convertible Debenture was extended an additional ninety (90) days with a new maturity date of January 16, 2006 and the conversion price was reset to $0.166 per share. Under the terms of the Series AA Common Stock Purchase Warrants, Vicis Capital may purchase up to 1,030,000 shares of AFMN, Inc.'s Common Stock at an exercise price of $2.40 per share for a five (5) year period. Pursuant to the extension of the Series AA Convertible Debenture, the exercise price on the Series AA Common Stock Purchase Warrants was reset to $0.166 per share. Under the terms of the Series BB Common Stock Purchase Warrants, Vicis Capital may purchase up to 2,060,000 shares of AFMN, Inc.'s Common Stock at an exercise price of $2.40 per share for a five (5) year period. Pursuant to the extension of the Series AA Convertible Debenture, the exercise price on the Series BB Common Stock Purchase Warrants was reset to $0.166 per share. The Series AA Convertible Debenture and Series AA and BB Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of AFMN, Inc.'s Common Stock, giving effect to that conversion and together with the right to receive any Common Stock within sixty days of the conversion date, will exceed 4.99% of the Company's outstanding stock at that time. Pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company assumed the obligation to repay the Series AA Convertible Debenture and as evidence of the same, issued Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants to Vicis Capital, with terms substantially similar to those originally issued to Vicis Capital by AFMN, Inc. described above. As a result of fees incurred in connection with the Series AA Debentures mentioned above, AFMN, Inc. issued Series BB Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 20,000 shares of the Company's Common Stock at an exercise price of $0.30 per share for a term of five years. Pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company issued Series BB Common Stock Purchase Warrants to MidTown Partners & Co, LLC in exchange for the cancellation of the AFMN, Inc. Series BB Common Stock Purchase Warrants. The issuance of the Series BB Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series BB Common Stock Purchase Warrant was issued to institutional or accredited investors only. The common shares underlying the Series AA Convertible Debenture and the Series AA, BB, and CC Warrants were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

         On November 16, 2005, pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company issued a Promissory Note to Laurence Wallace (the "Wallace Promissory Note") pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The Wallace Promissory Note was issued in exchange for the cancellation of a similar promissory note held by Wallace in AFMN, Inc. (the "Original Wallace Note"). The Original Wallace Note was issued on April 18, 2005. Pursuant to the terms of the Original Wallace Note, Wallace loaned AFMN, Inc. an aggregate of $100,000 at an annual interest rate of eight percent (8%). The Original Wallace Note has a term of 365 days. On the maturity date of the Original Wallace Note, Wallace had the option to convert the principal amount of the Original Wallace Note into 100,000 units of AFMN, Inc.'s securities pursuant to the terms of a Debt Conversion Agreement. Each unit consists of two shares of AFMN, Inc.'s common stock (for an aggregate of 200,000 shares) and one warrant to purchase an additional share of AFMN, Inc.'s common stock (for an aggregate of 100,000 warrants) with an exercise price of $1.00 per share. Pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company assumed the obligation to repay the Original Wallace Note and as evidence of the same, issued the Wallace Promissory Note on November 16, 2005, with terms substantially similar to those terms set forth in the Original Wallace Note described above. The Wallace Promissory Note is due on April 17, 2006. The common shares underlying the Wallace Promissory Note and common stock purchase warrants were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

         On November 30, 2005, the Company issued to an individual investor its 12 month Convertible Promissory Note ("12 Month Note"). The issuance of the 12 Month Note and Common Stock Purchase Warrant was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the 12 Month Note and Common Stock Purchase Warrant was issued to institutional or accredited investors only. Pursuant to the terms of the 12 Month Note, an individual investor loaned the Company $1,000,000 under a loan schedule. The 12 Month Note bears interest at a rate of 20% per annum, compounded semi-annually. Interest shall be paid at the end of each calendar quarter in either shares of Series C Zero Coupon Preferred Stock of the Company valued at $1.00 per share, or cash, at the investor's option. The Series C Zero Coupon Preferred Stock shall be convertible into shares of the Company's Common Stock on the maturity date of the 12 Month Note at a 10% discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion. The Series C Zero Coupon Preferred Stock is subordinate to the Company's Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock. At maturity, the 12 Month Note shall be convertible into Common Stock of the Company at a fixed conversion price of $.40 per share. With the consent of the Company and the investor, the 12 Month Note may be extended for an additional twelve months, with the terms of the interest payments remaining the same. The 12 Month Note is not convertible such that the investor's overall Common Stock ownership position in the Company exceeds 4.99%; provided, however, that upon investor providing the Company with sixty-one (61) days notice (the "Waiver Notice") that investor would like to waive this restriction with regard to any or all shares of Common Stock issuable upon exercise of the conversion feature of the 12 Month Note, this restriction will be of no force or effect with regard to all or a portion of the 12 Month Note referenced in the Waiver Notice, and provided further that this provision shall be of no further force or effect during the sixty-one (61) days immediately preceding the expiration of the term of the 12 Month Note. The Company also issued the investor 2,500,000 five-year Common Stock Purchase Warrants with an exercise price of $0.75 per share. The warrants are not exercisable such that the investor's overall Common Stock ownership position in the Company exceeds 4.99%. On December 31, 2006 the Company issued 8,627 shares of its Series C Zero Coupon Preferred Stock as payment for $8,627.40 interest accrued through December 31, 2005. The 8,627 shares are convertible into 9,586 shares of the

Company's Common Stock. As a result of fees incurred in connection with the 12 Month Convertible Promissory Note, the Company issued Common Stock Purchase Warrants to Allderdice Media, Inc. to purchase 300,000 shares of the Company's Common Stock at an exercise price of $0.75 per share for a term of five years. The issuance of the Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Common Stock Purchase Warrant was issued to institutional or accredited investors only. The common shares underlying the 12-Month Note and the common stock purchase warrants described above were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

         On January 1, 2006, the Company entered into a one-year Consulting Agreement with Saddle Ranch Productions, Inc. ("Saddle Ranch"), a Florida corporation, wherein Saddle Ranch will provide consulting services; specifically relating to: (i) all areas of video production, editing, and mastering; (ii) all areas of marketing, specifically related to geographic expansion of the networks and subscriber base; and (iii) all areas of advertising sales, including but not limited to the employment of regional sales directors for the express purpose of soliciting and obtaining advertising contracts and/or insertion order for the Company's networks with concentration on providing product adjacencies and/or exclusivity for multi-network purchases. The Company will pay Saddle Ranch an aggregate of $19,000 per month for the consulting services.

         On January 27, 2006, Medical Media and CapitalSmart, LLC ("Investor") entered into a Note Purchase Agreement pursuant to which the Investor would loan the Company an aggregate of $1,000,000. The Note Purchase Agreement provides that the Company will issue a Convertible Promissory Note having an original aggregate face value of $1,000,000 ("Note"), and Common Stock Purchase Warrants ("Warrants") pursuant to the exemption from registration found in Section 4(2) under the Securities Act of 1933. Pursuant to the Note Purchase Agreement, the Company will issue the Note dated February 15, 2006 for the principal amount of $1,000,000 with a term of 12 months. Interest will be compounded semi-annually and be payable at the end of each quarter in either (i) shares of Series C Zero Coupon Preferred Stock of the Company valued a $1.00 per share, or (ii) cash, at the option of the Investor. The first interest payment will be March 31, 2006. The Series C Zero Coupon Preferred stock shall be convertible into shares of the Company's Common Stock on the Maturity Date at a 10% discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion. The Investor will loan the Company an aggregate of $1,000,000 based on the following loan schedule:

         Loan Schedule:   February 15, 2006          $250,000
                          March 31, 2006             $750,000

         On the date of maturity of the Note, the Investor will have the option to convert the Note into shares of the Company's Common Stock at a Fixed Conversion Price of $0.40 per share. With the consent of both the Company and the Investor, the Note may be extended for an additional 12 months, with the terms of the interest payments remaining the same. The Note shall not be convertible such that the Investor's overall Common Stock ownership position in the Company exceeds 4.99%; provided, however, that upon the Investor providing the Company with sixty-one (61) days notice (the "Waiver Notice") that the Investor would like to waive this restriction with regard to any or all shares of Common Stock issuable upon exercise of the conversion feature of the Note, this restriction will be of no force or effect with regard to all or a portion of the Note referenced in the Waiver Notice, and provided further that this provision shall be of no further force or effect during the sixty-one (61) days immediately preceding the expiration of the term of the Note. Pursuant to the Note Purchase Agreement, the Company will issue the Investor its Common Stock Purchase Warrants (the "Warrants") to purchase an aggregate of 2,500,000 shares of the Company's Common Stock. The Warrants will be issued on a pro rata basis per the loan schedule, as follows:

                          February 15, 2006    625,000 warrants
                          March 31, 2006     1,875,000 warrants

         The Warrants will have a term of five (5) years with an exercise price of $0.75 per share (the "Exercise Price"). The Warrants are not exercisable such that the Investor's overall Common Stock ownership position in the Company exceeds 4.99%. Terms specify that the Company, at its earliest opportunity, and in any event not more than 120 days from the date of the transaction, will register all of the Investor's underlying equity positions in the Company pursuant to a registration statement filed with the SEC, and that such registration statement will be kept effective for a period of 3 years, subject to customary carve-outs. In connection with the funding, the Company agreed to pay an $80,000 cash consulting fee and agreed to issue 300,000 Common Stock Purchase Warrants to Allderdice Media, Inc. Such Common Stock Purchase Warrants shall have a term of five (5) years from the effective date, shall have an exercise price of $0.75 per share, and shall have a cashless exercise provision. The common shares underlying the Convertible Promissory Note and common stock purchase warrants described above were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

         The first payment according to the loan schedule was received on February 17, 2006 and the Company the Convertible Promissory Note for $1,000,000 and issued Common Stock Purchase Warrants to the Investor for 625,000 shares.

         From inception through December 31, 2005, we incurred interest expense of $922,070. This amount includes accrued interest totaling approximately $34,791 related to the Series B Convertible Debenture, the Vicis $412,000 Note, and the Bernstein and Wallace Promissory Notes. It also includes $250,000 payment of interest related to the Victus February Note (in May 2004, we issued 11,905 shares of our Common Stock at $21.00 per share and 23,810 Common Stock Purchase Warrants in lieu of $250,000 in interest due), $307,044 payment of interest related to the Edge Notes (which was paid through the issuance of 307,044 shares of Series A Zero Coupon Preferred Stock), $312,329 payment of interest related to the Vicis Debentures and Maltzer Note (which was paid through the issuance of 312,239 shares of Series B Zero Coupon Preferred Stock), and $8,627 payment of interest related to the 12-Month Note (which was paid through the issuance of 8,627 shares of Series C Zero Coupon Preferred Stock), and $9,279 in interest paid.

         We intend to raise additional funds from an offering of our stock in the future. We have not taken any steps to effect this offering. The offering may not occur, or if it occurs, may not generate the required funding. We may also consider securing debt financing. We may not generate operating cash flow or raise other equity or debt financing sufficient to fund this amount. If we do not raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

Off-Balance Sheet Arrangements

         We have no off-balance sheet arrangements.

ITEM 7

FINANCIAL STATEMENTS

         Financial statements are included and may be found at pages F-1 through F-16.

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

ITEM 8B

OTHER INFORMATION

         On December 1, 2005, PetCARE TV entered into a three-year Distribution Agreement with Lifelearn, Inc. ("Lifelearn") a Canadian corporation, granting Lifelearn exclusive Canadian distribution rights to sell PetCARE TV's veterinary client-education products (including annual subscriptions to the monthly DVD magazine and Welcome Home Your New Friend DVDs). Lifelearn's focus is the production and marketing of veterinary continuing education and reference programs in electronic interactive multimedia format.

         On January 1, 2006, the Company entered into a one-year Consulting Agreement with Saddle Ranch Productions, Inc. ("Saddle Ranch"), a Florida corporation, wherein Saddle Ranch will provide consulting services; specifically relating to: (i) all areas of video production, editing, and mastering; (ii) all areas of marketing, specifically related to geographic expansion of the networks and subscriber base; and (iii) all areas of advertising sales, including but not limited to the employment of regional sales directors for the express purpose of soliciting and obtaining advertising contracts and/or insertion order for the Company's networks with concentration on providing product adjacencies and/or exclusivity for multi-network purchases. The Company will pay Saddle Ranch an aggregate of $19,000 per month for the consulting services.

          On January 3, 2006, PetCARE TV entered into a three-year Distribution Agreement with Butler Animal Health Supply ("Butler AHS") granting Butler AHS the exclusive distribution rights to sell PetCARE TV's veterinary client education products (including annual subscriptions to the monthly DVD magazine and Welcome Home Your New Friend DVDs) to veterinarian hospitals within the U.S. Butler is the nation's largest distributor of companion animal health supplies to veterinarians. Headquartered in Dublin, Ohio, Butler operates across the U.S. with 15 distribution centers and 8 tele-centers. Butler serves over 29,000 veterinary clinics in all 50 states and distributes over 15,000 products for more than 300 vendors.

         On March 1, 2006, KidCARE TV entered into an employment agreement with Elaine K. Mann with respect to the provisions of services as its President. The essential terms of the employment agreement are as follows: (i) Ms. Mann is entitled to a base salary of $72,000 per year, payable in arrears in equal semi-monthly installments of $3,000.00. Salary increases are at the discretion of the board of directors, (ii) the agreement begins March 1, 2006 and terminates on February 28, 2009, (iii) Ms. Mann is entitled to a number of employee benefits under the agreement, including the right to participate in company benefit plans, including any bonus plans established for management, and
(iv) there is a two-year non-compete clause. Details of the Employment Agreement are fully disclosed in Item 10 - Employment Agreements with Executive Management.

         On March 13, 2006, PetCARE TV entered into a two-year Affinity Program Agreement with American Animal Hospital Association ("AAHA") granting AAHA the exclusive distribution rights to sell PetCARE TV's veterinary client education products (including annual subscriptions to the monthly DVD magazine and Welcome Home Your New Friend DVDs) to all AAHA member hospitals within the U.S. There are approximately 3,000 AAHA-accredited hospitals and AAHA will be promoting PetCARE TV's client education programming as a value-added benefit to its membership.

         On June 5, 2002, the Company entered into an Employment Agreement ("Original Agreement") with Philip Cohen. On March 23, 2006, the Original Agreement was replaced it its entirety with an Amended Employment Agreement ("Agreement") with respect to the provision of services as our Chief Executive Officer and President. The essential terms of the Agreement are as follows: (i) Mr. Cohen is employed for the period commencing on March 1, 2006 until terminated by the occurrence of one of the described terminating events, (ii) Mr. Cohen is entitled to a base salary of $150,000 per year, payable in monthly installments of $12,500, which salary will be renegotiated at the end of each fiscal year, however the base salary shall not be reduced without the written consent of Mr. Cohen, which consent can be withheld in his sole and absolute discretion, and (iii) Mr. Cohen is entitled to a number of employee benefits under the agreement, including the provision of an automobile and the right to participate in company benefit plans, including any bonus plans established for management, and vacation. Details of the Amended Employment Agreement are fully disclosed in Item 10 - Employment Agreements with Executive Management.

                                    PART III

ITEM 9

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

         The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

-----------------------------------------------------------------------------------------------------------------------
Name And                                                                                         Initial Election or
City Of Residence              Age                             Office                              Appointment Date
-----------------------------------------------------------------------------------------------------------------------
Philip M. Cohen                 57   President, Chairman of the Board, Chief Executive Officer        March 2000
Lutz, Florida
-----------------------------------------------------------------------------------------------------------------------
Donald R. Mastropietro          57   Sr. Vice President Finance, Chief Financial Officer,             August 2002
Sarasota, Florida                    Treasurer, Assistant Secretary, Director
-----------------------------------------------------------------------------------------------------------------------
Charles V. Richardson           61   Sr. Vice President Marketing, Chief Marketing Officer,         December 2005
Los Angeles, California              Director
-----------------------------------------------------------------------------------------------------------------------
Teresa J. Bray                  49   Vice President Administration/Compliance, Secretary             December 2002
Lakeland, Florida
-----------------------------------------------------------------------------------------------------------------------
Jeffrey I. Werber               48   Director                                                         June 2002
Los Angeles, California
-----------------------------------------------------------------------------------------------------------------------
J. Holt Smith                   62   Director                                                          June 2003
Los Angeles, California
-----------------------------------------------------------------------------------------------------------------------
Michael Marcovsky               61   Director                                                         April 2004
Los Angeles, California
-----------------------------------------------------------------------------------------------------------------------
Randall Maxey                   63   Director                                                       December 2005
Inglewood, California
-----------------------------------------------------------------------------------------------------------------------
Bernard J. Kouma                67   President of subsidiary, PetCARE TV                              June 2002
Lincoln, Nebraska
-----------------------------------------------------------------------------------------------------------------------
Robert Cambridge                62   President of subsidiary, African American Medical Network      December 2005
Los Angeles, California
-----------------------------------------------------------------------------------------------------------------------
Elaine K. Mann                  42   President of subsidiary, KidCARE TV                            March 1, 2006
Dunedin, Florida
-----------------------------------------------------------------------------------------------------------------------

         There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Business Experience

Philip M. Cohen - Chairman of the Board, President, Chief Executive Officer

         As founder and President of Medical Media, Mr. Cohen has served as its Chairman of the Board, President and Chief Executive Officer since March 2000. Previously, from January 1996 to March 2000, Mr. Cohen served as President of Nightwing Entertainment, Inc. Since 1986, Mr. Cohen has been producing educational programming for veterinary client education programs and parent education programs. In 1984, following his career as the Director of Special Markets with Twentieth Century Fox, Mr. Cohen pursued his concept of producing educational programming direct to video to exploit a previously ignored market. From 1984 to 1986, he proved the concept while working with Warner Brothers, Twentieth Century Fox, ScreenPlay, and Sierra, among others. In 1986, Mr. Cohen formed Philip Cohen & Associates, which produced over a dozen parent education programs, sponsored by major advertisers including Pampers, Tylenol, MasterCard and Disney. In the pet and welfare arena, he has directed and produced 47 hours of television programming, over 100 veterinary client education programs, and 22 on-line streaming video segments, all sponsored by advertisers including Novartis Animal Health, Bayer and Alpo Petfoods. Mr. Cohen is the founder/co-founder of VMS Client Ed Videos, HealthCare Television Network, The Good Health Channel, and PetCARE TV. Mr. Cohen earned his BA and MBA from LaSalle University. Mr. Cohen has a five year employment agreement with Medical Media dated June 2002 which is automatically renewable on a quarterly basis.

Donald R. Mastropietro - Sr. Vice President Finance, Chief Financial Officer, Treasurer, Assistant Secretary, and Director

          Mr. Mastropietro served as Controller of Medical Media from August 2002 until he was named Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary in November 2003. Mr. Mastropietro was elected as a director of Medical Media in December 2005. From May 1999 to August 2002, Mr. Mastropietro held accounting positions with Intelliworxx, Inc., a publicly traded company specializing in the design, manufacture, and sale of hand-held computers. Mr. Mastropietro also served as Intelliworxx, Inc.'s Corporate Secretary from March 2000 to August 2002. From 1996 until he joined Intelliworxx, Mr. Mastropietro worked as a financial consultant for several public and private companies. From 1993 to 1996, he served as Chief Financial Officer of EVRO Corporation, a publicly traded holding company. From 1972 to 1993, Mr. Mastropietro held several accounting positions at Teltronics, Inc, a publicly traded company specializing in the design, manufacture, and sale of telecommunication equipment, serving the last five years as Vice President of Finance, Chief Financial Officer, Secretary, and Treasurer.

Charles V. Richardson - Sr. Vice President Marketing, Chief Marketing Officer, Director

         Mr. Richardson was elected as Sr. Vice President Marketing, Chief Marketing Officer, and Director on December 2, 2005. From April 2004, he served as Chairman of the Board, President, Chief Executive Officer, and Treasurer of African American Medical Network, Inc., which network was acquired by the Company in November 2005. From March 2001 to April 2004, Mr. Richardson served as Director of Healthcare Marketing with Footsteps, LLC, a marketing and advertising agency specializing in culturally relevant, customized communications targeting the multicultural marketplace. Footsteps,

LLC is the multicultural communications company affiliated with Omnicom, one of the world's largest advertising agency holding companies. From March 1996 to February 2001, he was President of TRIAD/TRG, Inc., a marketing and advertising communications company specializing in the African American market providing market research, public relations, sales promotion, and strategic planning to Fortune 1000 companies, the healthcare industry, and government agencies. He is a marketing and communications expert who has specialized in the urban consumer market for more than 25 years. His special expertise in the African American consumer market has led to many accomplishments, including: (i) creating award winning, image enhancing, communications and community outreach campaigns that successfully generated bottom-line results; (ii) implementing successful communications programs for healthcare clients to educate and inform target audiences about best practices, preventative care, and treatments for asthma, AIDS, stress and high blood pressure, and diabetes; and (iii) corporate involvements with assignments in managerial market research positions at Squibb, Beechnut, and Lever Brothers. In 1972, Mr. Richardson founded the first marketing research company in the United States to focus exclusively on the Black and Hispanic consumer markets. Mr. Richardson has been a regular lecturer on relationship marketing and has taught seminars on marketing and promoting healthcare awareness and preventative care to urban consumers for the New York Department of Social Services.

Teresa J. Bray - Vice President Administration/Compliance, Corporate Secretary

          Ms. Bray has served as Vice President Administration/Compliance for Medical Media since December 1, 2002 and in November 2003 was named as Corporate Secretary. From 1999 to December 2002, Ms. Bray served as Vice President of Administration of Apogee Business Consultants, LLC, a Nevada limited liability company specializing in business organization, reverse mergers, and public company compliance. Ms. Bray also served as Vice-President, Secretary, and Director of Peerless Consultants, Inc., a privately held Florida corporation specializing in financial consulting for private and public companies. For the past 24 years, Ms. Bray has worked as an employee, director, and/or consultant to many public and private companies, assisting them with corporate management structure, human resources, management of corporate books and records; the preparation and filing of documents required for compliance by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., the preparation and filing of documentation for blue sky compliance, individual state securities compliance, and private and public stock offerings; the preparation and dissemination of press releases, the development of equity incentive plans and business plans, investor relations issues, and corporate due diligence in connection with mergers and acquisitions.

Jeffrey I. Werber, DVM - Director

          Dr. Werber is the Chairman of PetCARE TV's Veterinary Advisory Board and was elected as a Director of Medical Media in June 2002. Dr. Werber, an Emmy Award winner, also serves as one of PetCARE TV's on-camera hosts. Dr. Werber earned a Zoology degree from the University of California at Berkley, and earned his Veterinary Medical Degree from University of California at Davis in 1984. Since 1986, Dr. Werber has owned and operated a veterinary hospital in Los Angeles, California. He also serves on the Advisory Board of Veterinary Economics and the Legislative Committee with the California Veterinary Medical Association.

J. Holt Smith - Director

          Mr. Smith was elected as a director of Medical Media on June 10, 2003. Since June 2000, Mr. Smith has been a partner in the law firm Kelly Lytton & Vann, LLP in Los Angeles, California specializing in the areas of corporate law, mergers and acquisitions, and securities. From June 1967 to June 1979, Mr. Smith was a partner of McDonald, Sanders, Ginsburg, Phillips, Maddox & Newkirk in Fort Worth, Texas. In 1979 Mr. Smith served as Vice President of the United States Trust Company of New York. He was also head of the securities department of the Los Angeles law firm on Bushkin, Gaims, Gaines & Jonas from June 1980 to July 1988. From July 1998 to June 2000, he was founder/owner of Smith & Associates, a law firm located in Los Angeles, CA. Mr. Smith holds two degrees from Vanderbilt University (B.A. 1963, LL.B. 1966). He was admitted to the California Bar in 1980; the Tennessee Bar in 1966, and the Texas Bar in 1967. Mr. Smith has been admitted to practice in the United States District Court, Northern District of Texas.

Michael Marcovsky - Director

         Mr. Marcovsky has served as a director of Medical Media since April 19, 2004. From 1980 to the present, Mr. Marcovsky has served as President and owner of Marnel Associates, Ltd., a multi-tiered, Los Angeles-based communications firm where Mr. Marcovsky developed strategies for entry into new arenas of pay television, cable and pay-per-view for a list of clients that includes Citibank, CBS, ABC, Cox Cable, and Playboy Enterprises. From 1990 to 1994, Mr. Marcovsky served as Chairman and CEO of The Nostalgia Network, Inc. He is a pioneer in the cable and cellular communications industries and has intensive experience in the entertainment arena regarding Pay TV, Internet/E Commerce, and Pay-Per-View. Previously, he was Vice President of Program Operations with Warner Cable, Vice President of Pay-TV for Buena Vista Distribution (a division of Walt Disney Productions), President of Golden West Subscription Television and member of the Executive Committee of Golden West Broadcasters.

Randall Maxey, M.D., Director

         Dr. Maxey was elected as a director of Medical Media on December 2, 2005. From April 2004, Dr. Maxey served as director and Chairman of the Medical Advisory Board of African American Medical Network, Inc., which network was acquired by the Company in November 2005. In the course of his scientific and academic career, Dr. Maxey has made outstanding contributions to research regarding the prevention and treatment of renal failure especially in cases complicated by cardiovascular disease. Over the years, his work has been recognized with awards from peers, colleagues, and medical professional organizations, i.e. the National Medical Association and the Golden State Medical Association. In 1998, one of Dr. Maxey's most significant achievements was recognized by Guam Memorial Hospital where he provided new approaches to preventing renal failure to diabetes mellitus and hypertension in South Pacific Islanders.

         Dr. Maxey earned his bachelor's degree in pharmacy from the University of Cincinnati in 1966, and concurrently, his Ph.D. in cardiovascular pharmacology from Howard University Graduate School and M.D. from Howard University College of Medicine (1966-1972). Following post-graduate training in the department of medicine at Harlem Hospital Center, Dr. Maxey was a postdoctoral fellow at the State University of New York at Downstate Medical Center in Brooklyn, New York. From 1973 to 1996, Dr. Maxey served as director of nephrology at Daniel Freeman Hospital and Robert F. Kennedy Medical Center, both located in California. Currently, Dr. Maxey is serving concurrent positions as medical director, and supervising medical director in California, and at various locations in Guam. Similarly, Dr. Maxey also has concurrent hospital appointments in both California and Guam.

         A devoted educator and mentor, Dr. Maxey has held academic appointments at Charles R. Drew University, California, Downstate Medical Center, New York, and Howard University, Washington, D.C., where he directed the Academic Reinforcement Program and taught the basic sciences in the College of Dentistry.

Bernard J. Kouma - President of PetCARE TV

          Mr. Kouma has served as a Director of Medical Media from June 2002 to December 2, 2005. On June 1, 2005, Mr. Kouma was named President of the Company's subsidiary network company, PetCARE TV. In 1988, Mr. Kouma founded and served as President of AVLS, Inc., a company providing client education and practice management tools for the veterinary profession, where he served until May 2004. From February 1961 to June 1976, Mr. Kouma served as Controller, and later as Vice President Finance, with Norden Laboratories, a veterinary biological and pharmaceuticals company. From 1976 to 1988, Mr. Kouma worked with Ancom, the originators of client education videos for the veterinary profession. From 1998 to 2005, Mr. Kouma served as President of Veterinary Marketing Systems, a company that markets high tech veterinary medical equipment such as ECG, blood pressure and surgical monitoring equipment.

Robert Cambridge - President of African American Medical Network

         Mr. Cambridge was named President of the Company's subsidiary network company, African American Medical Network, Inc. on December 2, 2005. From March 2004, Mr. Cambridge served a director and Vice President of African American Medical Network, Inc. He has been an entertainment marketing consultant both in the general and ethnic marketplace to various companies including Western International Media and Inner City Broadcasting Company since 1994. From 1990 to 1994, Mr. Cambridge served as Vice President Target Marketing at Tribune Entertainment Division of the Tribune Company, which was the pre-eminent producer and distributor of African American television programming in the U.S. distributing such programs as Soul Train, Soul Train Music Awards, and Apollo Comedy Hour. For over 25 years, Mr. Cambridge has provided U.S. Fortune 500 companies with strategic planning, marketing, and promotion. Mr. Cambridge serves on the Jackie Robinson Scholarship Committee at UCLA.

Elaine K. Mann - President of KidCARE TV

         Ms. Mann was named President of the Company's subsidiary network company, KidCARE TV, on March 1, 2006. From November 2000 to February 2006, Ms. Mann served as President of WordSmiths, International, a health care information organization specializing in business-to-business communications and business-to-market fulfillment. Mann's professional management background began with Carondolet Health/Kansas City, Missouri, a member of Ascension Health, the nation's largest non-profit health care system. From there, Mann joined Philip Cohen at Philip Cohen & Associates, Inc. as Director of Corporate Communications where she oversaw all communications for this media corporation that was directly involved in veterinary/medical video, television, and film.

Involvement In Legal Proceedings

         To the best of our knowledge, during the past five years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board of Directors

         Our bylaws set the authorized number of directors on our board of directors at not less than one nor more than nine, with the actual number fixed by a resolution of our board. As noted above, there are currently seven directors serving on our board, Messrs. Cohen, Mastropietro, Richardson, Werber, Smith, Marcovsky, and Maxey. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal.

Board Committees

         Our board of directors has established two committees to date, an Audit Committee and a Compensation Committee currently comprised of Mr. Smith and Mr. Marcovsky. Mr. Smith is Chairman of the Compensation Committee and Mr. Marcovsky is Chairman of the Audit Committee. Neither of the directors serving on the Audit Committee has the requisite public company accounting background or experience to be considered an "audit committee financial expert" as that term is defined by the SEC. Due to our development stage status, we believe that the current members of the Audit Committee have the requisite financial background and experience to carry out their duties. Medical Media is not subject to the listing requirements of a national securities exchange or association.

Advisory Boards

         Our network subsidiaries have advisory boards: PetCARE TV has a Veterinary Advisory Board ("VAB"), African American Medical Network has a Medical Advisory Board ("MAB"), and KidCARE TV will have a Medical Advisory Board ("MAB"). The VAB and MABs are comprised of respected practitioners, hospital owners, and leading professional consultants from around the world. They are responsible for providing topics for programming, reviewing scripts prior to production, and reviewing the list of potential advertisers.

         Members of the VAB include: Jeffrey I. Werber, DVM, VAB Chairman (California), Gerald M. Snyder, VMD (Kentucky), Ronald E. Whitford, DVM (Tennessee), Nan L. Boss, DVM (Wisconsin), Dr. R. Chris Blair (Australia), Dr.
W. G. "Chip" Coombs (Canada), Randy P. Carsch, DVM (Texas), Bernadine Cruz, DVM (California), Steven Melman, DVM (Maryland), Colin Burrows, B.VET.MED, Ph.D. (Florida), Jan Bellows, DVM, DACVB (Florida), Gary Landsberg, BCS, DVM, DACVB (Ontario), and Tom Catanzaro, DVM, MHA, FACHE (Colorado).

         Members of the African American Medical Network MAB include: Randall Maxey, MD, MAB Chairman (California), Winston Price, MD (New York), Mark C. Maltzer, MD (California), L. Natalie Carroll, MD (Texas), Lenworth N. Johnson, MD (Missouri), and Lucille C. Norville-Perez, MD (Maryland).

         Members of the KidCARE TV MAB will be named later this year.

         Members of the VAB are issued 5,000 shares of the Company's restricted Common Stock for each year they serve. Members of the African American Medical Network MAB are issued 10,000 shares of the Company's restricted Common Stock for each year they serve. No monetary fees are paid to members of the VAB or MABs, although expenses may be reimbursed for travel. The on-camera hosts for PetCARE TV, Dr. Jeffrey Werber and Dr. Bernadine Cruz, are members of the VAB. In addition to the shares they receive for their service on the VAB, they are also paid scale acting fees pursuant to the established rates of the American Federation of Television and Radio Artists (AFTRA).

Directors' Compensation

         We have a policy of not granting fees to directors who attend a regularly scheduled or special board meeting; however we may reimburse out-of-state directors for their cost of travel and lodging to attend such meetings.

         As a member of our Veterinary Advisory Board, Dr. Werber received 5,000 shares of our restricted Common Stock for the years ended 2003, 2004, and 2005. He also received 5,000 shares for services to be rendered in 2006. In addition, we compensate Dr. Werber for his services as an on-camera host for PetCARE TV. Dr. Werber is paid scale acting fees pursuant to the established rates of the American Federation of Television and Radio Artists (AFTRA) for these services.

         As a member of our Medical Advisory Board, Dr. Maxey received 10,000 shares of our restricted Common Stock for services to be rendered in 2006.

Compliance with Section 16(a) of the Exchange Act

         None of our securities have been registered on a national securities exchange within the meaning of Section 12(b) of the Exchange Act, nor are they required to be registered under Section 12(g) of the Exchange Act. Accordingly, our executive officers, directors and affiliates are not presently subject to compliance with Section 16 of the Exchange Act.

Code of Ethics

         We have adopted a 2006 Code of Business Conduct and Ethics and 2006 Insider Trading Compliance Program that applies to all of our executive officers and directors and a Code of Ethics for Financial Executives that applies to our financial executives.










               (Remainder of this page left intentionally blank.)

                                     ITEM 10

EXECUTIVE COMPENSATION

         The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2003, 2004, and 2005 by our Chief Executive Officer and President. No other executive officer's total annual salary and bonus exceeded $100,000.

---------------------- ----------------- ------------- --------------- --------------------
Name                   Position          Year          Salary          Dollar Value of
                                                                       Stock-Based
                                                                       Compensation
---------------------- ----------------- ------------- --------------- --------------------
Philip M. Cohen        President/CEO         2005          $49,652 (3)                    0
---------------------- ----------------- ------------- --------------- --------------------
                                             2004         $169,505 (2)                    0
---------------------- ----------------- ------------- --------------- --------------------
                                             2003         $126,150 (1)                    0
---------------------- ----------------- ------------- --------------- --------------------

------------------------------
(1) Included in this amount is $6,250 which represents payment of accrued wages from 2002. In 2003, there were unpaid, accrued wages of $30,100 owed to Mr. Cohen for his services rendered in 2003.
(2) Included in this amount is $30,100 which represents payment of accrued wages from 2003. In 2004, there were unpaid, accrued wages of $10,595 owed to Mr. Cohen for his services rendered in 2004.
(3) Included in this amount is $10,595 which represents payment of accrued wages from 2004. In 2005, there were unpaid, accrued wages of $110,943 owed to Mr. Cohen for his services rendered in 2005.

         No other annual compensation, including a bonus or other form of compensation was paid to Mr. Cohen during these periods. In addition to the foregoing, no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other forms of compensation, were paid to Mr. Cohen during these periods.

Employment Agreements with Executive Management

Philip M. Cohen, Chief Executive Officer and President

         On June 5, 2002, the Company entered into an Employment Agreement ("Original Agreement") with Philip Cohen. On March 23, 2006, the Original Agreement was replaced it its entirety with an Amended Employment Agreement ("Agreement") with respect to the provision of services as our Chief Executive Officer and President. The essential terms of the Agreement are as follows:

         o Mr. Cohen is employed for the period commencing on March 1, 2006 until terminated by the occurrence of one of the described terminating events.
         o Mr. Cohen is entitled to a base salary of $150,000 per year, payable in monthly installments of $12,500, which salary will be renegotiated at the end of each fiscal year, however the base salary shall not be reduced without the written consent of Mr. Cohen, which consent can be withheld in his sole and absolute discretion.
         o Mr. Cohen is entitled to a number of employee benefits under the agreement, including the provision of an automobile and the right to participate in company benefit plans, including any bonus plans established for management, and vacation.

         We may terminate the agreement with cause, effective upon delivery of written notice to Mr. Cohen, except where the cause is a material breach of the agreement; Mr. Cohen has sixty days to cure the material breach after receiving written notice from us. We may terminate this agreement without cause, effective thirty days after delivery of written notice to Mr. Cohen. Mr. Cohen may terminate this agreement with cause provided he delivers written notice to us thirty days before termination, or without cause provided he delivers written notice one year before termination. If we terminate the agreement without cause, or Mr. Cohen terminates the agreement with cause, we will be obligated to pay Mr. Cohen the compensation, remuneration and expenses specified above for a period of five years from the date of notice. Mr. Cohen will also receive medical and long-term disability insurance at our expense, as well as an automobile for business use, and reimbursement for certain business expenses. The agreement requires that Mr. Cohen devote such time and attention to our business and affairs as is reasonably necessary to carry out his duties; provided, however, that he must devote no less than forty hours per week to his duties for us.

Donald R. Mastropietro, Sr. Vice President Finance, Chief Financial Officer, Treasurer, Assistant Secretary

         On November 16, 2005, the Company entered into an employment agreement with Donald R. Mastropietro with respect to the provision of services as our Sr. Vice President Finance, Chief Financial Officer, Treasurer, and Assistant Secretary. The essential terms of the employment agreement are as follows:

         o Mr. Mastropietro is entitled to a base salary of $128,400 per year, payable in arrears in equal semi-monthly installments of $5,350.00. Salary increases are at the discretion of the board of directors.

         o The agreement begins November 16, 2005 and terminates on November 15, 2010.

         o Mr. Mastropietro is entitled to a number of employee benefits under the agreement, including the right to participate in company benefit plans, including any bonus plans established for management.

         o     There is a two-year non-compete clause.

         The Company may terminate the agreement at any time for cause if Mr. Mastropietro becomes unfit to properly render services to Company because of:
(i) alcohol or drug related abuses, (ii) proven commission of a felony, or (iii) a material breach of this Agreement which is not cured within sixty (60) days after written notice is given by Company to Mr. Mastropietro which notice shall specify in reasonable detail the circumstances claimed to provide the basis for such termination.

         Mr. Mastropietro may terminate the agreement at any time for cause provided he delivers written notice of such intention to terminate not less than sixty (60) days prior to the date of such termination, which notice shall specify in reasonable detail the circumstances claimed to provide the basis for such termination. The term for "cause" shall mean if the Company unreasonably changes his duties, responsibilities, or working conditions or takes any other action which impedes him in the performance of his duties. If Mr. Mastropietro terminates the Agreement for cause, the Company shall pay Mr. Mastropietro an amount equal to six (6) months of his compensation then in effect as severance pay.

         We may terminate the agreement not for cause at any time, provided that we pay Mr. Mastropietro an amount equal to six (6) months of his compensation then in effect. Mr. Mastropietro may terminate this agreement not for cause at any time provided he delivers written notice of such intention not less than one month prior to the date of such termination.

         On November 29, 2005, the Company and Mr. Mastropietro entered into a First Amendment to the Employment Agreement of Donald R. Mastropietro. The amendment provided that as the Company is still reliant upon investment funds until such time as operating revenues begin, the Company and Mr. Mastropietro agree that his current annual salary of $90,000 will remain in effect until such time as the increased salary of $128,400 as set forth in the employment agreement can be paid through cash flow from operations of the Company. All other terms and conditions of the employment agreement remain in full force and effect.

Charles V. Richardson, Sr. Vice President Marketing, Chief Marketing Officer

         On November 16, 2005, the Company entered into an employment agreement with Charles V. Richardson with respect to the provision of services as our Sr. Vice President Marketing and Chief Marketing Officer. The essential terms of the employment agreement are as follows:

         o Mr. Richardson is entitled to a base salary of $150,000 per year, payable in arrears in equal semi-monthly installments of $6,250.00. Salary increases are at the discretion of the board of directors.

         o The agreement begins November 16, 2005 and terminates on March 31, 2009.

         o Mr. Richardson is entitled to a number of employee benefits under the agreement, including the right to participate in company benefit plans, including any bonus plans established for management.

         o     There is a two-year non-compete clause.

         The Company may terminate the agreement at any time for cause if Mr. Richardson becomes unfit to properly render services to Company because of: (i) alcohol or drug related abuses, (ii) proven commission of a felony, or (iii) a material breach of this Agreement which is not cured within sixty (60) days after written notice is given by Company to Mr. Richardson which notice shall specify in reasonable detail the circumstances claimed to provide the basis for such termination.

         Mr. Richardson may terminate the agreement at any time for cause provided he delivers written notice of such intention to terminate not less than sixty (60) days prior to the date of such termination, which notice shall specify in reasonable detail the circumstances claimed to provide the basis for such termination. The term for "cause" shall mean if the Company unreasonably changes his duties, responsibilities, or working conditions or takes any other action which impedes him in the performance of his duties. If Mr. Richardson terminates the Agreement for cause, the Company shall pay Mr. Richardson an amount equal to six (6) months of his compensation then in effect as severance pay.

         We may terminate the agreement not for cause at any time, provided that we pay Mr. Richardson an amount equal to six (6) months of his compensation then in effect. Mr. Richardson may terminate this agreement not for cause at any time provided he delivers written notice of such intention not less than one month prior to the date of such termination.

 Teresa J. Bray, Vice President Administration/Compliance, Secretary

         On November 16, 2005, the Company entered into an employment agreement with Teresa J. Bray with respect to the provision of services as our Vice President Administration/Compliance and Secretary. The essential terms of the employment agreement are as follows:

         o Ms. Bray is entitled to a base salary of $118,400 per year, payable in arrears in equal semi-monthly installments of $4,933.33. Salary increases are at the discretion of the board of directors.
         o The agreement begins November 16, 2005 and terminates on November 15, 2010.
         o Ms. Bray is entitled to a number of employee benefits under the agreement, including the right to participate in company benefit plans, including any bonus plans established for management.
         o     There is a two-year non-compete clause.

         The Company may terminate the agreement at any time for cause if Ms. Bray becomes unfit to properly render services to Company because of: (i) alcohol or drug related abuses, (ii) proven commission of a felony, or (iii) a material breach of this Agreement which is not cured within sixty (60) days after written notice is given by Company to Ms. Bray which notice shall specify in reasonable detail the circumstances claimed to provide the basis for such termination.

         Ms. Bray may terminate the Agreement at any time for cause provided she delivers written notice of such intention to terminate not less than sixty (60) days prior to the date of such termination, which notice shall specify in reasonable detail the circumstances claimed to provide the basis for such termination. The term for "cause" shall mean if the Company unreasonably changes her duties, responsibilities, or working conditions or takes any other action which impedes her in the performance of her duties. If Ms. Bray terminates the Agreement for cause, the Company shall pay Ms. Bray an amount equal to six (6) months of her compensation then in effect as severance pay.

         We may terminate the agreement not for cause at any time, provided that we pay Ms. Bray an amount equal to six (6) months of her compensation then in effect. Ms. Bray may terminate this agreement not for cause at any time provided she delivers written notice of such intention not less than one month prior to the date of such termination.

         On November 29, 2005, the Company and Ms. Bray entered into a First Amendment to the Employment Agreement of Teresa J. Bray. The amendment provided that as the Company is still reliant upon investment funds until such time as operating revenues begin, the Company and Ms. Bray agree that her current annual salary of $80,000 will remain in effect until such time as the increased salary of $118,400 as set forth in the employment agreement can be paid through cash flow from operations of the Company. All other terms and conditions of the employment agreement remain in full force and effect.

Bernard J. Kouma, President of PetCARE TV

         On June 1, 2005, PetCARE TV entered into an employment agreement with Bernard J. Kouma with respect to the provision of services as its President. The essential terms of the employment agreement are as follows:

         o Mr. Kouma is entitled to a base salary of $72,000 per year, payable in arrears in equal semi-monthly installments of $3,000.00. Salary increases are at the discretion of the board of directors.
         o The agreement begins June 1, 2005 and terminates on May 31, 2010.
         o Mr. Kouma is entitled to a number of employee benefits under the agreement, including the right to participate in company benefit plans, including any bonus plans established for management.
         o     There is a two-year non-compete clause.

         PetCARE TV may terminate this Agreement at any time for cause if Mr. Kouma becomes unfit to properly render services to PetCARE TV because of: (i) alcohol or drug related abuses, (ii) proven commission of a felony, or (iii) a material breach of this agreement which is not cured within sixty (60) days after written notice is given by PetCARE TV to Mr. Kouma which notice shall specify in reasonable detail the circumstances claimed to provide the basis for such termination.

         Mr. Kouma may terminate the Agreement at any time for cause provided he delivers written notice of such intention to terminate not less than sixty (60) days prior to the date of such termination, which notice shall specify in reasonable detail the circumstances claimed to provide the basis for such termination. The term for "cause" shall mean if PetCARE TV unreasonably changes his duties, responsibilities, or working conditions or takes any other action which impedes him in the performance of his duties. If Mr. Kouma terminates the Agreement for cause, PetCARE TV shall pay Mr. Kouma an amount equal to six (6) months of his compensation then in effect as severance pay.

         PetCARE TV may terminate the agreement not for cause at any time, provided that we pay Mr. Kouma an amount equal to six (6) months of his compensation then in effect. Mr. Kouma may terminate this agreement not for cause at any time provided he delivers written notice of such intention not less than one month prior to the date of such termination.

Robert Cambridge, President of African American Medical Network

         On November 16, 2005, African American Medical Network entered into an employment agreement with Robert Cambridge with respect to the provision of services as its President. The essential terms of the employment agreement are as follows:

         o Mr. Cambridge is entitled to a base salary of $72,000 per year beginning on January 1, 2006, payable in arrears in equal semi-monthly installments of $3,000.00. Salary increases are at the discretion of the board of directors.
         o The agreement begins November 16, 2005 and terminates on November 15, 2010.
         o Mr. Cambridge is entitled to a number of employee benefits under the agreement, including the right to participate in company benefit plans, including any bonus plans established for management.
         o     There is a two-year non-compete clause.

         African American Medical Network may terminate this Agreement at any time for cause if Mr. Cambridge becomes unfit to properly render services to African American Medical Network because of: (i) alcohol or drug related abuses,
(ii) proven commission of a felony, or (iii) a material breach of this Agreement which is not cured within sixty (60) days after written notice is given by African American Medical Network to Mr. Cambridge which notice shall specify in reasonable detail the circumstances claimed to provide the basis for such termination.

         Mr. Cambridge may terminate the Agreement at any time for cause provided he delivers written notice of such intention to terminate not less than sixty (60) days prior to the date of such termination, which notice shall specify in reasonable detail the circumstances claimed to provide the basis for such termination. The term for "cause" shall mean if African American Medical Network unreasonably changes his duties, responsibilities, or working conditions or takes any other action which impedes him in the performance of his duties. If Mr. Cambridge terminates the Agreement for cause, African American Medical Network shall pay Mr. Cambridge an amount equal to six (6) months of his compensation then in effect as severance pay.

         African American Medical Network may terminate the agreement not for cause at any time, provided that it pays Mr. Cambridge an amount equal to six
(6) months of his compensation then in effect. Mr. Cambridge may terminate this agreement not for cause at any time provided he delivers written notice of such intention not less than one month prior to the date of such termination.

Elaine K. Mann, President of KidCARE TV

         On March 1, 2006, KidCARE TV entered into an employment agreement with Elaine K. Mann with respect to the provision of services as its President. The essential terms of the employment agreement are as follows:

         o Ms. Mann is entitled to a base salary of $72,000 per year, payable in arrears in equal semi-monthly installments of $3,000.00. Salary increases are at the discretion of the board of directors.
         o     The agreement begins March 1, 2006 and terminates on February
               28, 2009.
         o Ms. Mann is entitled to a number of employee benefits under the agreement, including the right to participate in company benefit plans, including any bonus plans established for management.
         o     There is a two-year non-compete clause.

         KidCARE TV may terminate this Agreement at any time for cause if Ms. Mann becomes unfit to properly render services to KidCARE TV because of: (i) alcohol or drug related abuses, (ii) proven commission of a felony, or (iii) a material breach of this Agreement which is not cured within sixty (60) days after written notice is given by KidCARE TV to Ms. Mann which notice shall specify in reasonable detail the circumstances claimed to provide the basis for such termination, and (iv) insubordination.

         Ms. Mann may terminate the Agreement at any time for cause provided she delivers written notice of such intention to terminate not less than thirty (30) days prior to the date of such termination, which notice shall specify in reasonable detail the circumstances claimed to provide the basis for such termination. The term for "cause" shall mean if KidCARE TV unreasonably changes her duties, responsibilities, or working conditions or takes any other action which impedes her in the performance of her duties. If Ms. Mann terminates the Agreement for cause, KidCARE TV shall pay Ms. Mann an amount equal to six (6) months of her compensation then in effect as severance pay.

         KidCARE TV may terminate the agreement not for cause at any time, provided that it pays Ms. Mann an amount equal to three (3) months of her compensation then in effect. Ms. Mann may terminate this agreement not for cause at any time provided she delivers written notice of such intention not less than one month prior to the date of such termination.

Distribution and Consulting Agreements

          On December 1, 2005, PetCARE TV entered into a three-year Distribution Agreement with Lifelearn, Inc. ("Lifelearn") a Canadian corporation, granting Lifelearn exclusive Canadian distribution rights to sell PetCARE TV's veterinary client-education products (including annual subscriptions to the monthly DVD magazine and Welcome Home Your New Friend DVDs). Lifelearn's focus is the production and marketing of veterinary continuing education and reference programs in electronic interactive multimedia format.

         On January 1, 2006, the Company entered into a one-year Consulting Agreement with Saddle Ranch Productions, Inc. ("Saddle Ranch"), a Florida corporation, wherein Saddle Ranch will provide consulting services; specifically relating to: (i) all areas of video production, editing, and mastering; (ii) all areas of marketing, specifically related to geographic expansion of the networks and subscriber base; and (iii) all areas of advertising sales, including but not limited to the employment of regional sales directors for the express purpose of soliciting and obtaining advertising contracts and/or insertion order for the Company's networks with concentration on providing product adjacencies and/or exclusivity for multi-network purchases. The Company will pay Saddle Ranch an aggregate of $19,000 per month for the consulting services.

          On January 3, 2006, PetCARE TV entered into a three-year Distribution Agreement with Butler Animal Health Supply ("Butler AHS") granting Butler AHS the exclusive distribution rights to sell PetCARE TV's veterinary client education products (including annual subscriptions to the monthly DVD magazine and Welcome Home Your New Friend DVDs) to veterinarian hospitals within the U.S. Butler is the nation's largest distributor of companion animal health supplies to veterinarians. Headquartered in Dublin, Ohio, Butler operates across the U.S. with 15 distribution centers and 8 tele-centers. Butler serves over 29,000 veterinary clinics in all 50 states and distributes over 15,000 products for more than 300 vendors.

         On March 13, 2006, PetCARE TV entered into a two-year Affinity Program Agreement with American Animal Hospital Association ("AAHA") granting AAHA the exclusive distribution rights to sell PetCARE TV's veterinary client education products (including annual subscriptions to the monthly DVD magazine and Welcome Home Your New Friend DVDs) to all AAHA member hospitals within the U.S. There are approximately 3,000 AAHA-accredited hospitals and AAHA will be promoting PetCARE TV's client education programming as a value-added benefit to its membership.

2002 Incentive Stock Option Plan

         We have an equity incentive plan available to key employees and consultants of the Company. Under the plan, we may grant options for up to 66,667 shares of Common Stock. The exercise price of each incentive option is equal to the greater of the fair market value of our stock on the date of grant or the aggregate par value of the stock on the date of grant. In the case of any 10% stockholder, the incentive option price will not be less than 110% of the fair market value on the date of grant. The Compensation Committee of the Board of Directors shall determine the price at which shares of stock may be purchased under a nonqualified option. Options expire ten years from the date of grant, except for those granted to a 10% stockholder, which expire five years from the date of grant. All 66,667 options available under this equity incentive plan have been granted.





               (Remainder of this page left intentionally blank.)

The following table sets forth options granted to each executive officer of the
                Company during the year ended December 31, 2005.

-----------------------------------------------------------------------------------------------
                               OPTION GRANTS IN LAST FISCAL YEAR
                                       INDIVIDUAL GRANTS
-------------------------------- --------------- ---------------- -------------- --------------
                                  Number of         Percent of
                                   Securities     Total Options
                                   Underlying       Granted to       Exercise      Expiration
                                  Option Grant     Employees in     Price Per         Date
                                                   Fiscal Year        Share
-------------------------------- --------------- ---------------- -------------- --------------
2002 Equity Incentive Plan
-------------------------------- --------------- ---------------- -------------- --------------
Philip M. Cohen                        -0-             N/A             N/A            N/A
-------------------------------- --------------- ---------------- -------------- --------------
Donald R. Mastropietro                 -0-             N/A             N/A            N/A
-------------------------------- --------------- ---------------- -------------- --------------
Teresa J. Bray                         -0-             N/A             N/A            N/A
-------------------------------- --------------- ---------------- -------------- --------------
Bernard J. Kouma                       -0-             N/A             N/A            N/A
-------------------------------- --------------- ---------------- -------------- --------------
Charles V. Richardson                  -0-             N/A             N/A            N/A
-------------------------------- --------------- ---------------- -------------- --------------
Robert Cambridge                       -0-             N/A             N/A            N/A
-------------------------------- --------------- ---------------- -------------- --------------

         The following table sets forth options exercised for each executive officer of the Company during the year ended December 31, 2005, and outstanding options as of such date:

------------------------------------------------------------------------------------------------------------
                               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                                    AND FISCAL YEAR-END OPTION VALUES (1)
-------------------------------- ----------------- --------------- --------------------- -------------------
                                 Number of Shares                  Number of Securities       Value of
                                    Acquired On    Value Realized       Underlying           Unexercised
                                     Exercise                       Unexercised Options     In-the-Money
                                                                    at Fiscal Year-End    Options at Fiscal
                                                                                              Year-End
-------------------------------- ----------------- --------------- --------------------- -------------------
2002 Equity Incentive Plan
-------------------------------- ----------------- --------------- --------------------- -------------------
Philip M. Cohen                         -0-              N/A                N/A                  N/A
-------------------------------- ----------------- --------------- --------------------- -------------------
Donald R. Mastropietro                  -0-              N/A                N/A                  N/A
-------------------------------- ----------------- --------------- --------------------- -------------------
Teresa J. Bray                          -0-              N/A                N/A                  N/A
-------------------------------- ----------------- --------------- --------------------- -------------------
Bernard Kouma                           -0-              N/A                N/A                  N/A
-------------------------------- ----------------- --------------- --------------------- -------------------
Charles V. Richardson                   -0-              N/A                N/A                  N/A
-------------------------------- ----------------- --------------- --------------------- -------------------
Robert Cambridge                        -0-              N/A                N/A                  N/A
-------------------------------- ----------------- --------------- --------------------- -------------------

(1) Although no options were granted to any executive officer during the year ended December 31, 2005, the Board of Directors granted the issuance of the remaining 61,364 non-qualified stock options under the equity incentive plan on March 23, 2006.

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following alphabetical table sets forth the ownership, as of March 30, 2006, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 21,117,136 shares of Common Stock outstanding as of March 30, 2006.

-------------------------------------- ------------------------ ------------------ ---------------
        Shareholder & Address               Title of Class      Amount and Nature    Percentage
                  of                                              of Beneficial
           Beneficial Owner                                         Ownership
-------------------------------------- ------------------------ ------------------ ---------------
Teresa J. Bray (1)                      Common Stock                       295,096           1.40%
Lakeland, FL 33804
-------------------------------------- ------------------------ ------------------ ---------------
Robert Cambridge                        Common Stock                       550,000           2.62%
Los Angeles, CA  90045
-------------------------------------- ------------------------ ------------------ ---------------
Philip M. Cohen (2)                     Common Stock                       422,465           2.01%
Lutz, FL  33567
-------------------------------------- ------------------------ ------------------ ---------------
Elaine K. Mann                         Common Stock                              0             ***
Dunedin, FL  34698
-------------------------------------- ------------------------ ------------------ ---------------
Bernard J. Kouma (3)                    Common Stock                         5,669             ***
Lincoln, NE  68506
-------------------------------------- ------------------------ ------------------ ---------------
Michael Marcovsky                       Common Stock                           662             ***
Los Angeles, CA  90068
-------------------------------------- ------------------------ ------------------ ---------------
Donald R. Mastropietro (4)              Common Stock                       472,596           2.25%
Sarasota, FL  34243
-------------------------------------- ------------------------ ------------------ ---------------
Randall W. Maxey                        Common Stock                       570,000           2.72%
Inglewood,  CA  90301
-------------------------------------- ------------------------ ------------------ ---------------
Charles V. Richardson                   Common Stock                     1,400,000           6.68%
Los Angeles, CA  90045
-------------------------------------- ------------------------ ------------------ ---------------
J. Holt Smith (5)                       Common Stock                       200,000             ***
Los Angeles, CA  90067
-------------------------------------- ------------------------ ------------------ ---------------
Sondra Topper (6)                       Common Stock                       422,465           2.01%
Lutz, FL  33567
-------------------------------------- ------------------------ ------------------ ---------------
Jeffrey I. Werber, DVM (7)              Common Stock                        90,626             ***
Los Angeles, CA  90034
-------------------------------------- ------------------------ ------------------ ---------------
All directors and named executive                                        4,007,114          18.98%
officers as a group (11 persons)
-------------------------------------- ------------------------ ------------------ ---------------

*** Indicates less than 1%.
--------------

(1) This amount includes 285,094 shares currently owned by TJB Consulting, Inc., a corporation owned by Ms. Bray individually.
(2) This amount includes (a) 316,564 shares currently owned by Mr. Cohen's wife, Sondra Topper; and (b) 105,901 shares owned by Adam Cohen, Mr. Cohen's son residing at his household.

(3) This amount includes (a) 4,002 shares directly owed by Mr. Kouma, and (b) 1,667 shares which are issuable to Mr. Kouma upon exercise of non-qualified stock options.
(4) This amount includes (a) 172,596 shares directly owned by Mr. Mastropietro, and (b) 300,000 shares owned by DRM Accounting, Inc., a corporation solely owned by Mr. Mastropietro individually.
(5) This amount includes 200,000 shares indirectly owned by Smith & Associates of Charleston, Inc. (a corporation owned by Mr. Smith individually).
(6) Sondra Topper is the wife of Philip M. Cohen, the Company's President. This amount includes (a) 316,564 shares currently owned by Mr. Cohen's wife, Sondra Topper; and (b) 105,901 shares owned by Adam Cohen, Mr. Cohen's son residing at his household.
(7) This amount includes (a) 88,959 shares owned by Dr. Werber, and (b) 1,667 shares which are issuable to Dr. Werber upon exercise of his non-qualified stock options.

ITEM 12

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Except as set forth below, there were no transactions during the last two fiscal years, and there are no proposed transactions, that involve amounts in excess of $60,000 to which we were or are to become a party in which any director, executive officer, beneficial owner of more than five percent of our Common Stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

         On June 5, 2002, the Company entered into an Employment Agreement ("Original Agreement") with Philip Cohen. On March 23, 2006, the Original Agreement was replaced in its entirety with an Amended Employment Agreement ("Agreement") with respect to the provision of services as our Chief Executive Officer and President. Details of the Amended Employment Agreement are fully disclosed in Item 10 - Employment Agreements with Executive Management.

         On June 1, 2005, our subsidiary, PetCARE TV, entered into a five-year Employment Agreement with Bernard Kouma to serve as its President. Details of the Employment Agreement are fully disclosed in Item 10 - Employment Agreements with Executive Management.

         On November 16, 2005, we entered into a five-year Employment Agreement with Donald R. Mastropietro to serve as our Sr. Vice President Finance and Chief Financial Officer. Details of the Employment Agreement are fully disclosed in
Item 10 - Employment Agreements with Executive Management.

         On November 16, 2005, we entered into an Employment Agreement with Charles V. Richardson to serve as our Sr. Vice President Marketing and Chief Marketing Officer. Details of the Employment Agreement are fully disclosed in
Item 10 - Employment Agreements with Executive Management.

         On November 16, 2005, we entered into a five-year Employment Agreement with Teresa J. Bray to serve as our Vice President Administration/Compliance. Details of the Employment Agreement are fully disclosed in Item 10 - Employment Agreements with Executive Management.

         On November 16, 2005, our subsidiary, African American Medical Network, entered into a five-year Employment Agreement with Robert Cambridge to serve as its President. Details of the Employment Agreement are fully disclosed in Item 10 - Employment Agreements with Executive Management.

         On March 1, 2006, our subsidiary, KidCARE TV, entered into a three-year Employment Agreement with Elaine K. Mann to serve as its President. Details of the Employment Agreement are fully disclosed in Item 10 - Employment Agreements with Executive Management.

ITEM 13

EXHIBITS

---------- ---------------------- --------------------------------------------------------------------------------------------
Exh. No.     Date of Document                                       Description of Document
---------- ---------------------- --------------------------------------------------------------------------------------------

---------- ---------------------- --------------------------------------------------------------------------------------------
2.1        May 11, 2005           Merger Agreement by and among African American Medical Network, Inc., AFMN, Inc., AAMN
                                  Acquisition Sub. Inc. and the Company. (7)
---------- ---------------------- --------------------------------------------------------------------------------------------
2.2        November 16, 2005      First Amendment to the Merger Agreement by and among African American Medical Network,
                                  Inc., AFMN, Inc., Medical Media Television, Inc. and AAMN Acquisition Sub, Inc. (9)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.0        January 2, 1997        Amended and Restated Articles of Incorporation of Transition Lifestyle Consultants, Inc.
                                  (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.1        June 12, 2002          Articles of Amendment to the Articles of Incorporation (name change to PetCARE Television
                                  Network, Inc.) (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.2        August 2, 2002         Articles of Amendment to the Articles of Incorporation (Series A Convertible Preferred
                                  Stock). (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.3        November 12, 2003      Articles of Amendment to the Articles of Incorporation (Series B Convertible Preferred
                                  Stock). (2)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.4        March 30, 2004         Articles of Amendment to the Articles of Incorporation (amend Series A Convertible
                                  Preferred Stock). (2)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.5        June 10, 2004          Articles of Amendment to the Articles of Incorporation (amend Series B Convertible
                                  Preferred Stock). (5)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.6        March 25, 2005         Articles of Amendment to the Articles of Incorporation (increase in authorized stock). (6)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.7        April 21, 2005         Articles of Amendment to the Articles of Incorporation (name change to Medical Media
                                  Television, Inc.). (7)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.8        July 14, 2005          Articles of Amendment to the Articles of Incorporation (Series A Zero Coupon Preferred;
                                  Series B Zero Coupon Preferred). (8)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.9        November 16, 2005      Articles of Merger. (9)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.10       December 22, 2005      Articles of Amendment to the Articles of Incorporation (Series C Zero Coupon Preferred
                                  Stock). (12)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.13       N/A                    Bylaws of PetCARE Television Network, Inc. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.14       N/A                    Form of common stock certificate of PetCARE Television Network, Inc. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.15       N/A                    Form of common stock certificate of Medical Media Television Network, Inc. (12)
---------- ---------------------- --------------------------------------------------------------------------------------------
4.0        N/A                    Form of Warrant for Placement Agent (3)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.0       N/A                    2002 Equity Incentive Plan. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.1       May 1, 2002            Non-Interest Bearing Promissory Note to James Calaway for $100,000. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.2       June 1, 2002           Consulting Agreement with James C. Calaway. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.3       June 5, 2002           Employment Agreement with Philip M. Cohen. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.4       June 7, 2002           Non-Interest Bearing Promissory Note to Daniel V. Hugo for $25,000. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.5       June 7, 2002           Non-Interest Bearing Promissory Note to Robert Hugo and Janna Hugo for $6,000. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.6       June 7, 2002           Non-Interest Bearing Promissory Note to Robert and Jamie Turner for $5,000. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.7       February 6, 2003       Letter Agreement from Philip Cohen to James Calaway. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.8       March 10, 2003         Note Purchase and Security Agreement with Pet Edge, LLC. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.9       March 10, 2003         Senior Convertible Promissory Note to Pet Edge, LLC for $1,000,000. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.10      March 10, 2003         Lock-up Agreement with Philip M. Cohen. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.11      March 10, 2003         Lock-up Agreement with James C. Calaway. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.12      May 28, 2003           Senior Convertible Promissory Note to Pet Edge, LLC for $50,000. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.13      May 28, 2003           Note Purchase and Security Agreement with Pet Edge, LLC. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.14      June 6, 2003           Note Purchase and Security Agreement with Pet Edge, LLC. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------

---------- ---------------------- --------------------------------------------------------------------------------------------
10.15      June 6, 2003           Senior Convertible Promissory Note to Pet Edge, LLC. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.16      June 6, 2003           Note Purchase and Security Agreement with Pet Edge, LLC. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.17      June 6, 2003           Senior Convertible Promissory Note to Pet Edge, LLC. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.18      June 10, 2003          Note Purchase Agreement with Mark C. Maltzer. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.19      July 1, 2003           Note Purchase and Security Agreement with Pet Edge, LLC. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.20      July 1, 2003           Senior Convertible Promissory Note to Pet Edge, LLC for $275,000. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.21      November 10, 2003      Amendment to Senior Convertible Promissory Notes with Pet Edge, LLC. (2)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.22      February 2, 2004       Placement Agent Agreement with H.C. Wainwright & Co., Inc. (3)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.23      February 11, 2004      Letter Agreement with H.C. Wainwright & Co., Inc. (amending payment terms). (3)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.24      February 13, 2004      Note Purchase and Security Agreement with Victus Capital. (3)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.25      February 13, 2004      Convertible Promissory Note with Victus Capital, LP for $1 million. (3)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.26      May 10, 2004           Debt Conversion Agreement with Victus Capital (3)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.27      July 27, 2004          Note Purchase Agreement by and between PetCARE Television Network, Inc. and Victus
                                  Capital, LP. (4)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.28      July 27, 2004          Subordinated Convertible Promissory Note to Victus Capital, LP. (4)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.29      July 27, 2004          Warrant to Purchase Shares of Common Stock to Victus Capital, LP. (4)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.30      November 16, 2005      Promissory Note to Carmen Bernstein for $200,000. (12)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.31      March 1, 2005          Common Stock Purchase Warrant to Midtown Partners & Co., LLC. (8)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.32      March 16, 2005         Series A Convertible Debenture to Vicis Capital Master Series Trust. (7)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.33      March 16, 2005         Series A Common Stock Purchase Warrant to Vicis Capital Master Series Trust. (7)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.34      March 16, 2005         Series B Common Stock Purchase Warrant to Vicis Capital Master Series Trust. (7)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.35      March 16, 2005         Series C Common Stock Purchase Warrant to Vicis Capital Master Series Trust. (7)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.36      November 16, 2005      Promissory Note to Laurence Wallace for $100,000. (12)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.37      May 6, 2005            Series B Convertible Debenture to Vicis Capital Master Fund. (8)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.38      May 6, 2005            Series D Common Stock Purchase Warrant to Vicis Capital Master Fund. (8)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.39      May 6, 2005            Series E Common Stock Purchase Warrant to Vicis Capital Master Fund. (8)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.40      May 6, 2005            Series F Common Stock Purchase Warrant to Vicis Capital Master Fund. (8)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.41      May 6, 2005            Series D Common Stock Purchase Warrant to MidTown Partners & Co., LLC. (8)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.42      May 11, 2005           Merger Agreement by and among African American Medical Network, Inc., AFMN, Inc., AAMN
                                  Acquisition Sub. Inc. and the Company. (7)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.43      June 1, 2005           Employment Agreement between PetCARE Television Network, Inc. and Bernard Kouma. (12)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.44      July 8, 2005           Debt Exchange Agreement between the Company and Pet Edge, LLC. (8)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.45      July 8, 2005           Debt Exchange Agreement between the Company and Vicis Capital Master Fund. (8)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.46      July 8, 2005           Debt Exchange Agreement between the Company and Mark Maltzer. (8)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.47      July 8, 2005           Common Stock Purchase Warrant to Vicis Capital Master Fund. (8)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.48      July 8, 2005           Common Stock Purchase Warrant to Pet Edge, LLC. (8)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.49      July 8, 2005           Common Stock Purchase Warrant to Mark Maltzer. (8)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.50      November 16, 2005      First Amendment to the Merger Agreement by and among African American Medical Network,
                                  Inc., AFMN, Inc., Medical Media Television, Inc. and AAMN Acquisition Sub, Inc. (9)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.51      November 16, 2005      Capital Stock Escrow and Disposition Agreement between the Company, AFMN, Inc. and Philip
                                  Cohen. (9)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.52      November 16, 2005      Employment Agreement between Medical Media and Donald R. Mastropietro. (10)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.53      November 16, 2005      Employment Agreement between Medical Media and Teresa J. Bray. (10)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.54      November 26, 2005      Employment Agreement between Medical Media and Charles V. Richardson. (10)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.55      November 26, 2005      Employment Agreement between African American Medical Network, Inc. and Robert Cambridge.
                                  (12)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.56      November 29, 2005      First Amendment to Employment Agreement with Donald R. Mastropietro. (10)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.57      November 29, 2005      First Amendment to Employment Agreement with Teresa J. Bray. (10)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.58      November 30, 2005      Form of Note Purchase Agreement with $1,000,000 investor. (10)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.59      November 30, 2005      Form of Convertible Promissory Note for $1,000,000 with November investor. (10)
---------- ---------------------- --------------------------------------------------------------------------------------------

---------- ---------------------- --------------------------------------------------------------------------------------------
10.60      November 30, 2005      Form of Common Stock Purchase Agreement with November $1,000,000 investor. (10)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.61      December 1, 2005       Distribution Agreement between PetCARE Television Network, Inc. and Lifelearn, Inc. (12)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.62      January 1, 2006        Consulting Agreement with Saddle Ranch Productions, Inc. (12)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.63      January 3, 2006        Distribution Agreement between PetCARE Television Network, Inc. and Butler Animal Health
                                  Supply. (12)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.64      January 26, 2006       Note Purchase Agreement between the Company and CapitalSmart, LLC for $1,000,000. (11)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.65      February 15, 2006      Convertible Promissory Note to CapitalSmart, LLC for $1,000,000 (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.66      February 15, 2006      Common Stock Purchase Warrants issued to CapitalSmart, LLC for 625,000 shares (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.67      March 1, 2006          Employment Agreement between KidCARE TV and Elaine K. Mann (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.68      March 13. 2006         Affinity Program Agreement between PetCARE Television Network, Inc. and AAHA (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.69      March 23, 2006         Amended Employment Agreement with Philip M. Cohen. (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
14.1       N/A                    2006 Code of Business Conduct and Ethics (for officers and directors). (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
14.2       N/A                    2006 Code of Ethics (for Financial Executives). (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
14.3       N/A                    2006 Insider Trading Compliance Program (for officers and directors). (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
21.1       March 30, 2006         List of Subsidiaries (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
31.1       March 30, 2006         Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and
                                  Rule 14d-14(a). (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
31.2       March 30, 2006         Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
32.1       March 30, 2006         Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
32.2       March 30, 2006         Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)
---------- ---------------------- --------------------------------------------------------------------------------------------

-------------------

(1) Previously filed with Registration Statement on Form SB-2 filed on November 5, 2003.
(2) Previously filed with Form 10-KSB for year ended December 31, 2003 filed on March 26, 2004.
(3) Previously filed with Form 10-QSB for period ended March 31, 2004 filed on May 14, 2004.
(4)   Previously filed with Form 8-K filed on August 11, 2004.
(5) Previously filed with Form 10-QSB for period ended June 30, 2004 filed on August 18, 2004.
(6) Previously filed with Form 10-KSB for year ended December 31, 2004 filed on March 31, 2005.
(7) Previously filed with Form 10-QSB for period ended March 31, 2005 filed on May 16, 2005.
(8) Previously filed with Form 10-QSB for period ended June 30, 2005 filed on September 9, 2005.
(9) Previously filed with Form 10-QSB for period ended September 30, 2005 filed on November 21, 2005.
(10)  Previously filed with Form 8-K filed on December 7, 2005.
(11)  Previously filed with Form 8-K filed on January 31, 2006.
(12)  Previously filed with Form SB-2 filed on February 10, 2006.
(13) Previously filed with Form SB-2/A filed on February 27, 2006 * Filed herewith.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. We incurred aggregate fees and expenses of approximately $27,186, $18,493 and $8,862 from Baumann, Raymondo & Company, P.A. for the 2005, 2004 and 2003 fiscal years respectively. Such fees were primarily for work completed for our annual audits, quarterly reviews, and SB-2 Registration Statement. Other Audit-Related Fees: None.

Tax Fees. We incurred no fees from Baumann, Raymondo & Company, P.A. for the 2005, 2004, and 2003 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We incurred no other fees from Baumann, Raymondo & Company, P.A. for the 2005, 2004, and 2003 fiscal years. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2005, 2004 and 2003 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Baumann, Raymondo & Company, P.A. solely for audit and audit-related services, and as needed for tax consultation and tax compliance services, and due diligence in acquisitions.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on our behalf by the undersigned, thereunto duly authorized, in Tampa, Florida on February 28, 2006.


------------------------------------- --------------------------- ------------------- --------------------------------
Title                                 Name                        Date                Signature
------------------------------------- --------------------------- ------------------- --------------------------------
Principal Executive Officer           Philip M. Cohen             March 30, 2006      /s/ Philip M. Cohen
------------------------------------- --------------------------- ------------------- --------------------------------

Principal Financial Officer           Donald R. Mastropietro      March 30, 2006      /s/ Donald R. Mastropietro
------------------------------------- --------------------------- ------------------- --------------------------------

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

----------------------------------------------------------------------------------------------------------
By:     /s/ Philip M. Cohen             Chief Executive Officer and Director         March 30, 2006
----------------------------------------------------------------------------------------------------------
       Philip M. Cohen
----------------------------------------------------------------------------------------------------------
By:     /s/Donald R. Mastropietro       Chief Financial Officer and Director         March 30, 2006
----------------------------------------------------------------------------------------------------------
       Donald R. Mastropietro
----------------------------------------------------------------------------------------------------------
By:     /s/ Charles V. Richardson       Chief Marketing Officer and Director         March 30, 2006
----------------------------------------------------------------------------------------------------------
       Charles V. Richardson
----------------------------------------------------------------------------------------------------------
By:     /s/ Jeffrey I. Werber           Director                                     March 30, 2006
----------------------------------------------------------------------------------------------------------
       Jeffrey I. Werber
----------------------------------------------------------------------------------------------------------
By:     /s/ J. Holt Smith               Director                                     March 30, 2006
----------------------------------------------------------------------------------------------------------
       J. Holt Smith
----------------------------------------------------------------------------------------------------------
By:     /s/ Michael Marcovsky           Director                                     March 30, 2006
----------------------------------------------------------------------------------------------------------
       Michael Marcovsky
----------------------------------------------------------------------------------------------------------
By:     /s/ Randall Maxey               Director                                     March 30, 2006
----------------------------------------------------------------------------------------------------------
       Randall Maxey
----------------------------------------------------------------------------------------------------------

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------------------------------------
                                 YEAR ENDING DECEMBER 31, 2005                                       Page
                                                                                                     ----
- - --------------------------------------------------------------------------------------------------------------
Report of Independent Registered Public Accounting Firm                                              F-1
- - --------------------------------------------------------------------------------------------------------------
Balance Sheet as of December 31, 2005                                                                F-2
- - --------------------------------------------------------------------------------------------------------------
Statements of Operations for the years ended December 31, 2005 and 2004 and                          F-3
From Inception (October 2, 1989) to December 31, 2005
- - --------------------------------------------------------------------------------------------------------------
Statements of Cash Flows for the years ended December 31, 2005 and 2004 and                          F-4
From Inception (October 2, 1989) to December 31, 2005
- - --------------------------------------------------------------------------------------------------------------
Statements of Stockholders' Deficit for the years ended December 31, 2005 and 2004 and from          F-5
Inception (October 2, 1989) to December 31, 2005
- - --------------------------------------------------------------------------------------------------------------
Notes to Financial Statements                                                                     F-6 - F-26
- - --------------------------------------------------------------------------------------------------------------
                                 YEAR ENDING DECEMBER 31, 2004
- - --------------------------------------------------------------------------------------------------------------
Report of Independent Registered Public Accounting Firm                                              F-27
- - --------------------------------------------------------------------------------------------------------------
Balance Sheet as of December 31, 2004                                                                F-28
- - --------------------------------------------------------------------------------------------------------------
Statements of Operations for the years ended December 31, 2004 and 2003 and                          F-29
From Inception (October 2, 1989) to December 31, 2004
- - --------------------------------------------------------------------------------------------------------------
Statements of Cash Flows for the years ended December 31, 2004 and 2003 and                          F-30
From Inception (October 2, 1989) to December 31, 2004
- - --------------------------------------------------------------------------------------------------------------
Statements of Stockholders' Deficit for the years ended December 31, 2004 and 2003 and from          F-31
Inception (October 2, 1989) to December 31, 2004
- - --------------------------------------------------------------------------------------------------------------
Notes to Financial Statements                                                                    F-32 - F-40
- - --------------------------------------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Medical Media Television, Inc. (F/K/A PetCARE Television Network, Inc.) Tampa, Florida

We have audited the consolidated balance sheets of Medical Media Television, Inc. (F/K/A PetCARE Television Network, Inc.) and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Media Television, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has been in the development stage since its inception on October 2, 1989. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Baumann, Raymondo & Company PA

BAUMANN, RAYMONDO & COMPANY PA

Tampa, Florida
January 25, 2006

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                              ASSETS

Current assets:
     Cash                                                                            $    75,248
     Prepaid expenses and other current assets                                            36,010
                                                                                     -----------
          Total current assets                                                           111,258
                                                                                     -----------

Fixed assets:
     Computer equipment                                                                    6,196
     Leasehold improvements                                                               19,585
                                                                                     -----------
                                                                                          25,781
     Less accumulated depreciation                                                        11,180
                                                                                     -----------
          Total fixed assets                                                              14,601
                                                                                     -----------

Other assets:
     Goodwill                                                                          1,271,037
     Intangible assets                                                                   300,000
     Security deposits                                                                     7,596
                                                                                     -----------
          Total other assets                                                           1,578,633
                                                                                     -----------
          Total assets                                                               $ 1,704,492
                                                                                     ===========

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                                $   530,175
     Accrued expenses and other current liabilities                                      512,899
     Deferred revenue                                                                     22,485
     Note payable                                                                        300,000
     Notes payable to stockholders                                                     1,196,437
                                                                                     -----------
          Total current liabilities                                                    2,561,996
                                                                                     -----------

Long-term liabilities
     Note payable to stockholder                                                         250,000
     Deferred revenue-long-term                                                           17,985
                                                                                     -----------
          Total long-term liabilities                                                    267,985
                                                                                     -----------
          Total liabilities                                                            2,829,981
                                                                                     -----------

     Stockholders' deficit:
        Preferred stock - no par value; 10,000,000 shares authorized; 1,682,044
          Series A Zero Coupon, shares issued and outstanding, 2,612,329 Series
          B Zero Coupon, shares issued and outstanding, and 8,627 Series C Zero
          Coupon, shares issued and outstanding 4,303,000
        Common stock - par value $.0005; 50,000,000 shares authorized;
          20,725,104 shares issued and outstanding                                        10,363
        Additional paid-in capital                                                     1,098,438
        Accumulated deficit during development stage                                  (6,537,290)
                                                                                     -----------
           Total stockholders' deficit                                                (1,125,489)
                                                                                     -----------
           Total liabilities and stockholders' deficit                               $ 1,704,492
                                                                                     ===========

                       Read independent auditors' report.
 The accompanying footnotes are an integral part of these financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
              FROM INCEPTION (OCTOBER 2, 1989) to DECEMBER 31, 2005

                                                                                     From
                                                       December 31,              Inception to
                                               ----------------------------      December 31,
                                                   2005             2004             2005
                                               -----------      -----------      -----------
Revenues                                       $   124,764      $    63,637      $   200,532

Cost of revenues                                    34,569            7,524           43,731
                                               -----------      -----------      -----------

Gross profit                                        90,195           56,113          156,801
                                               -----------      -----------      -----------

Operating expenses:
     DVD production costs                          146,086          209,213          524,066
     General and administration                    878,474        1,079,148        3,268,660
     Sales and marketing                           660,985          501,447        1,831,686
     Depreciation and amortization                   6,257            3,637          155,738
                                               -----------      -----------      -----------
          Total operating expense                1,691,802        1,793,445        5,780,150
                                               -----------      -----------      -----------

Operating loss                                  (1,601,607)      (1,737,332)      (5,623,349)
                                               -----------      -----------      -----------

Other income and (expense)
     Interest expense                             (365,006)        (452,424)        (922,070)
     Interest income                                   358            1,507            1,865
     Other income                                      953               46            2,439
     Gain on sale of subsidiary                         --               --            2,421
                                               -----------      -----------      -----------
          Total other income (expense)            (363,695)        (450,871)        (915,345)
                                               -----------      -----------      -----------

Loss before extraordinary items                 (1,965,302)      (2,188,203)      (6,538,694)

     Gain on extinguishment of debt                     --               --            1,404
                                               -----------      -----------      -----------

Loss before taxes                               (1,965,302)      (2,188,203)      (6,537,290)

     Provision for income taxes                         --               --               --
                                               -----------      -----------      -----------

Net loss                                       $(1,965,302)     $(2,188,203)     $(6,537,290)
                                               ===========      ===========      ===========

Net loss per share, basic and diluted          $     (0.53)     $     (1.72)     $     (9.25)
                                               ===========      ===========      ===========

Weighted average shares, basic and diluted       3,703,080        1,272,288          706,948
                                               ===========      ===========      ===========

                       Read independent auditors' report.
 The accompanying footnotes are an integral part of these financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR PERIOD FROM INCEPTION (OCTOBER 2, 1989) THROUGH DECEMBER 31, 2005

                                                    Preferred Stock                   Common Stock             Additional
                                              ---------------------------      -------------------------        Paid-in
                                                Shares           Amount           Shares         Amount         Capital
                                              ----------      -----------      -----------      --------      -----------
Issuance of $0.01 par value common
  shares to an individual for a note                  --      $        --            1,000      $    100      $     1,900
Payment of subscription receivable                    --               --               --            --               --
Stock split 2,000:1 and change par                    --               --               --            --               --
 value from $0.01 to $0.0005                          --               --        1,999,000           900             (900)
                                              ----------      -----------      -----------      --------      -----------

Balance, December 31, 1996                            --               --        2,000,000         1,000            1,000

Repurchase of shares                                  --               --               --            --               --
Issuance of common stock                              --               --        2,476,000         1,238            3,762
                                              ----------      -----------      -----------      --------      -----------

Balance, December 31, 1997                            --               --        4,476,000         2,238            4,762

Net loss                                              --               --               --            --               --
                                              ----------      -----------      -----------      --------      -----------

Balance, December 31, 1998                            --               --        4,476,000         2,238            4,762
                                              ----------      -----------      -----------      --------      -----------

Balance, December 31, 1999                            --               --        4,476,000         2,238            4,762

Shares issued in connection
 with merger with Y2K Recording, Inc.                 --               --        1,025,000           513               --
Net income                                            --               --               --            --               --
                                              ----------      -----------      -----------      --------      -----------

Balance, December 31, 2000                            --               --        5,501,000         2,751            4,762

Shares issued in connection
 with merger with Savage Mojo, Inc.                   --               --        8,000,000         4,000               --
Shares issued for services                            --               --           10,000             5              995
Contributed capital                                   --               --               --            --            5,672
Net loss                                              --               --               --            --               --
                                              ----------      -----------      -----------      --------      -----------

Balance, December 31, 2001                            --               --       13,511,000         6,756           11,429

Series A shares sold in private placement         47,750           95,500               --            --               --
Retire treasury stock                                 --               --       (1,725,000)         (863)          (4,137)
Shares issued as premium for notes                    --               --        2,939,553         1,470               --
Shares issued for Cohen employment
 agreement                                            --               --          748,447           374           74,471
Cancellation of outstanding stock
 returned by M. Klimes                                --               --       (4,000,000)       (2,000)              --
Shares issued for services                            --               --          312,000           156           31,044
Payment of subscription receivable                    --               --               --            --               --
Write off of subscription receivable
Net loss                                              --               --               --            --               --
                                              ----------      -----------      -----------      --------      -----------

Balance, December 31, 2002                        47,750           95,500       11,786,000         5,893          112,807

Shares issued for services                            --               --           50,000            25            4,975
Series A shares sold in private placement         53,500          107,000               --            --               --
Series B shares sold in private placement          1,000            2,000               --            --               --
Net loss                                              --               --               --            --               --
                                              ----------      -----------      -----------      --------      -----------

Balance, December 31, 2003                       102,250          204,500       11,836,000         5,918          117,782

Conversion of Series A to common                (101,250)        (202,500)         525,959           263          202,237
Cancellation and refund of Series B               (1,000)          (2,000)
Shares issued for services                            --               --          372,583           186          101,828
Shares issued for debt                                --               --          357,143           179          249,821
Net loss                                              --               --               --            --               --
                                              ----------      -----------      -----------      --------      -----------

Balance, December 31, 2004                            --               --       13,091,685         6,546          671,668

Effects of 30: 1 reverse stock split                  --               --      (12,654,986)       (6,327)           6,327
Issuance of dividend shares                           --               --          872,779           436             (436)
Conversion of debt to preferred                4,303,000        4,303,000
Acquisition of African American
  Medical Network, Inc.                                                         19,415,626         9,708          420,879
Net loss                                              --               --               --            --               --
                                              ----------      -----------      -----------      --------      -----------

Balance, December 31, 2005                     4,303,000      $ 4,303,000       20,725,104      $ 10,363      $ 1,098,438
                                              ==========      ===========      ===========      ========      ===========

                                                                Accumulated
                                                                 Deficit
                                                                  during              Treasury Stock
                                                Subscription    Development      ------------------------
                                                 Receivable        Stage            Shares        Amount          Total
                                                ------------    -----------      -----------      -------      -----------
Issuance of $0.01 par value common
  shares to an individual for a note               $(2,000)     $        --      $        --      $    --      $        --
Payment of subscription receivable                   1,885               --               --           --            1,885
Stock split 2,000:1 and change par                      --               --               --           --               --
 value from $0.01 to $0.0005                            --               --               --           --               --
                                                   -------      -----------      -----------      -------      -----------

Balance, December 31, 1996                            (115)              --               --           --            1,885

Repurchase of shares                                    --               --       (1,725,000)      (5,000)          (5,000)
Issuance of common stock                            (5,000)              --                            --               --
                                                   -------      -----------      -----------      -------      -----------

Balance, December 31, 1997                          (5,115)              --       (1,725,000)      (5,000)          (3,115)

Net loss                                                --           (2,867)              --           --           (2,867)
                                                   -------      -----------      -----------      -------      -----------

Balance, December 31, 1998                          (5,115)          (2,867)      (1,725,000)      (5,000)          (5,982)
                                                   -------      -----------      -----------      -------      -----------

Balance, December 31, 1999                          (5,115)          (2,867)      (1,725,000)      (5,000)          (5,982)

Shares issued in connection
 with merger with Y2K Recording, Inc.                   --               --               --           --              513
Net income                                              --              434               --           --              434
                                                   -------      -----------      -----------      -------      -----------

Balance, December 31, 2000                          (5,115)          (2,433)      (1,725,000)      (5,000)          (5,035)

Shares issued in connection
 with merger with Savage Mojo, Inc.                     --               --               --           --            4,000
Shares issued for services                              --               --               --           --            1,000
Contributed capital                                     --               --               --           --            5,672
Net loss                                                --          (57,151)              --           --          (57,151)
                                                   -------      -----------      -----------      -------      -----------

Balance, December 31, 2001                          (5,115)         (59,584)      (1,725,000)      (5,000)         (51,514)

Series A shares sold in private placement               --               --               --           --           95,500
Retire treasury stock                                   --               --        1,725,000        5,000               --
Shares issued as premium for notes                      --               --               --           --            1,470
Shares issued for Cohen employment
 agreement                                              --               --               --           --           74,845
Cancellation of outstanding stock
 returned by M. Klimes                                  --               --               --           --           (2,000)
Shares issued for services                              --               --               --           --           31,200
Payment of subscription receivable                   5,000               --               --           --            5,000
Write off of subscription receivable                   115                                                             115
Net loss                                                --         (498,888)              --           --         (498,888)
                                                   -------      -----------      -----------      -------      -----------

Balance, December 31, 2002                              --         (558,472)              --           --         (344,272)

Shares issued for services                              --               --               --           --            5,000
Series A shares sold in private placement               --               --               --           --          107,000
Series B shares sold in private placement               --               --               --           --            2,000
Net loss                                                --       (1,825,313)              --           --       (1,825,313)
                                                   -------      -----------      -----------      -------      -----------

Balance, December 31, 2003                              --       (2,383,785)              --           --       (2,055,585)

Conversion of Series A to common                        --               --               --           --               --
Cancellation and refund of Series B                                                                                 (2,000)
Shares issued for services                              --               --               --           --          102,014
Shares issued for debt                                  --               --               --           --          250,000
Net loss                                                --       (2,188,203)              --           --       (2,188,203)
                                                   -------      -----------      -----------      -------      -----------

Balance, December 31, 2004                              --       (4,571,988)              --           --       (3,893,774)

Effects of 30: 1 reverse stock split                    --               --               --           --               --
Issuance of dividend shares                             --               --               --           --               --
Conversion of debt to preferred                                                                                  4,303,000
Acquisition of African American
  Medical Network, Inc.                                                                                            430,587
Net loss                                                --       (1,965,302)              --           --       (1,965,302)
                                                   -------      -----------      -----------      -------      -----------

Balance, December 31, 2005                         $    --      $(6,537,290)     $        --      $    --      $(1,125,489)
                                                   =======      ===========      ===========      =======      ===========

                       Read independent auditors' report.
 The accompanying footnotes are an integral part of these financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
              FROM INCEPTION (OCTOBER 2, 1989) to DECEMBER 31, 2005

                                                                                                                         From
                                                                                           December 31,              Inception to
                                                                                   ----------------------------      December 31,
                                                                                       2005             2004             2005
                                                                                   -----------      -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITES
  Net loss                                                                         $(1,965,302)     $(2,188,203)     $(6,537,290)
     Adjustments to reconcile net loss to net cash flows from
        operating activities:
          Depreciation and amortization expense                                          6,257            3,637           18,812
          Cash from acquisition of African American Medical
              Network, Inc.                                                              2,104               --            2,104
          Gain on sale of subsidiary                                                        --               --           (2,421)
          Gain on extinguishment of debt                                                    --               --           (1,404)
          Compensation expense - stock for services                                         --               --          106,045
          Bad debt expense                                                             (10,000)          10,000              115
          Changes in assets and liabilities:
             Accounts receivable                                                        19,470          (19,470)              --
             Prepaid expenses                                                           41,515          (45,525)         (35,996)
             Other receivables                                                          66,255             (734)          65,521
             Security deposits                                                              --               --           (7,596)
             Bank overdraft                                                                 --           (8,203)              --
             Accounts payable                                                           63,699          (43,003)         121,550
             Accrued expenses and other current liabilities                            682,586           50,621        1,100,079
                                                                                   -----------      -----------      -----------

Net cash flows (used) in operating activities                                       (1,093,416)      (2,240,880)      (5,170,481)
                                                                                   -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                                 (7,066)         (11,841)         (24,027)
                                                                                   -----------      -----------      -----------

Net cash flows (used) in investing activities                                           (7,066)         (11,841)         (24,027)
                                                                                   -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued                                                                       --               --           14,185
  Common stock issued for debt                                                              --          250,000          250,000
  Common stock issued for services                                                          --          102,014          102,014
  Common stock subscriptions (issued) paid                                                  --               --             (115)
  Preferred stock issued (redeemed)                                                         --           (2,000)         202,500
  Proceeds from notes payable                                                          675,000               --        2,050,000
  Proceeds from notes payable from stockholders-net                                    481,937        1,921,500        2,651,172
                                                                                   -----------      -----------      -----------

Net cash flows provided by financing activities                                      1,156,937        2,271,514        5,269,756
                                                                                   -----------      -----------      -----------

Decrease in cash                                                                        56,455           18,793           75,248
Cash, beginning of period                                                               18,793               --               --
                                                                                   -----------      -----------      -----------
Cash, end of period                                                                $    75,248      $    18,793      $    75,248
                                                                                   ===========      ===========      ===========

                                        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                             $     3,763      $     2,803      $     9,279
                                                                                   ===========      ===========      ===========

Acquisition of African American Medical Network, Inc.                              $ 1,571,037      $        --      $ 1,571,037
                                                                                   ===========      ===========      ===========

Preferred stock issued for debt                                                    $ 4,303,000      $        --      $ 4,303,000
                                                                                   ===========      ===========      ===========

                       Read independent auditors' report.
 The accompanying footnotes are an integral part of these financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Medical Media Television, Inc. ("Medical Media" or the "Company"; references to "we," "our" or "us" also mean the Company) was organized as a Florida corporation on October 2, 1989.

Medical Media is a development stage company, and as such has devoted its efforts since inception to developing and implementing its business plan, which includes but is not limited to establishing a subscriber network of approximately 3,000 veterinary clinics and hospitals, writing and producing its monthly DVD magazines, making contacts with potential advertisers, obtaining debt and equity financing, establishing its accounting systems, and performing other administrative functions. Medical Media's goal is to be recognized as a leading provider of advertiser-supported patient/parent/client medical education programming within the place-based media environment of medical specialty offices nationwide.

Medical Media provides advertiser-supported patient/parent/client medical education programming within the place-based media environment of medical specialty offices nationwide. Medical Media currently has two networks, PetCARE Television Network, Inc. ("PetCARE TV") and African American Medical Network, Inc. ("African American Medical Network").

PetCARE TV's goal is to provide animal health and welfare education to a large number of consumers of pet products and services while serving as a unique advertising medium for companies that market those goods and services. Our educational programming is currently aired in veterinary practices across the U.S., Canada, Puerto Rico, and Australia where it is viewed by over 4 million pet owners each month. Each month PetCARE TV provides an updated DVD magazine focused on optimal healthcare for animal companions. PetCARE TV also sells an instructional DVD to veterinarians for them to give to their clients called Welcome Home Your New Friend.

African American Medical Network's goal is to provide educational programming regarding health and welfare to doctor's offices nationwide to be viewed by African American patients, and to provide an advertising medium for commercial advertisers to target their goods and services to these consumer patients. Our educational programming is currently aired in physician offices across the U.S. and will ultimately be viewed by the patients of the more than 15,000 doctors who serve the majority of the 35 million U.S. African Americans.

Recent Actions

A Written Action of a Majority of the Shareholders in Lieu of Special Meeting was signed on April 6, 2005, in which 7,079,471 shares of the total shares of the Common Stock outstanding of 13,091,685 (54.07%) approved a Memorandum of Terms for the Company's acquisition of African American Medical Network, a wholly-owned subsidiary of AFMN, Inc., a Delaware corporation ("AFMN"), and authorized the Company's Board of Directors to (i) change the Company's corporate name from PetCARE Television Network, Inc. to Medical Media Television, Inc.; (ii) combine the Company's issued and outstanding Common Stock on a 1:30 basis effective as of May 4, 2005; and (iii) declare and issue a dividend of two (2) shares of the Company's restricted common stock for each share of common stock held by shareholders of record as of May 10, 2005.


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On April 21, 2005, PetCARE Television Network, Inc. changed its name to Medical Media Television, Inc. On April 22, 2005, Medical Media organized a wholly-owned subsidiary, PetCARE Television Network, Inc., a Florida corporation ("PetCARE TV"). Also on April 22, 2005 Medical Media organized AAMN Acquisition Sub, Inc. a wholly-owned Florida corporation ("AAMN Acquisition Sub"), for the purpose of acquiring African American Medical Network.

On November 16, 2005, the Company executed a First Amendment to a Merger Agreement by and among the Company, AFMN, African American Medical Network, and AAMN Acquisition Sub and acquired African American Medical Network. For more details see NOTE B - MERGERS AND ACQUISITIONS.

On December 1, 2005, PetCARE TV entered into a three-year Distribution Agreement with Lifelearn, Inc. ("Lifelearn") a Canadian corporation, granting Lifelearn exclusive Canadian distribution rights to sell PetCARE TV's veterinary client-education products (including annual subscriptions to the monthly DVD magazine and Welcome Home Your New Friend DVDs). Lifelearn's focus is the production and marketing of veterinary continuing education and reference programs in electronic interactive multimedia format.

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


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes (Continued)

Since its inception, Medical Media has an accumulated loss of $6,537,290 for income tax purposes, which can be used to offset future taxable income through 2025. The potential tax benefit of this loss is as follows:

      Future tax benefit                                      $ 1,961,186
      Valuation allowance                                      (1,961,186)
                                                              -----------

      Future tax benefit                                      $        --
                                                              ===========

As of December 31, 2005, no deferred taxes were recorded in the accompanying financial statements.

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

Fixed Assets

Media Media's fixed assets consist of computer equipment (depreciation over 3 years) and leasehold improvements depreciated over the life of its current lease (38 months).

NOTE B - MERGERS AND ACQUISITIONS

Medical Media was originally incorporated on October 2, 1989 as Transition Lifestyle Consultants, Inc. ("Transition"), which remained inactive until 1997. Transition changed its name to Southeast Tire Recycling Acquisition, Inc. ("Southeast") in early 1997 in anticipation of a potential merger that never materialized.

In April 2000, Southeast issued 1,025,000 (34,167 post-split) shares of its $0.0005 par value common stock in exchange for 100% of the common stock of Y2K Recordings, Inc., ("Old Y2K") and its wholly owned subsidiary, Dimensia Recordings, Inc. ("Dimensia"). Both companies had remained inactive since their inception. The transaction was recorded as a purchase. The value assigned to the common stock issued by Southeast was the book value of Old Y2K. Immediately after the merger, Old Y2K was dissolved, and Southeast changed its name to Y2K Recordings, Inc. ("New Y2K"). As a result of the merger, Dimensia became a wholly owned subsidiary of New Y2K.

In June 2001, New Y2K entered into a Merger and Reorganization Agreement with Savage Mojo, Inc. ("Old Savage"). New Y2K acquired 100% of the issued and outstanding common stock of Old Savage in exchange for 8,000,000 (266,667 post-split) shares of New Y2K's common stock, valued at $4,000. Old


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE B - MERGERS AND ACQUISITIONS (Continued)

Savage had the exclusive license to market and distribute a computer video game entitled "Suzerain". This intellectual property was transferred to New Y2K in connection with the merger. Immediately after the merger, Old Savage was dissolved, and New Y2K changed its name from Y2K Recordings, Inc. to Savage Mojo, Inc. ("New Savage").

In June 2002, Savage Mojo, Inc. sold the intellectual property to an individual in exchange for the return of 4,000,000 (133,334 post-split) shares of common stock, and then changed the name of the company to PetCARE Television Network, Inc. to better reflect the Company's new business of providing educational programming to veterinarian offices.

On May 11, 2005 the Company executed a Merger Agreement (the "Merger Agreement") by and among AFMN, African American Medical Network, and AAMN Acquisition Sub, Inc. whereby the Company would acquire 100% of the capital stock of African American Medical Network in exchange for 14,865,657 shares of our Common Stock. Pursuant to the terms of the Merger Agreement, AAMN Acquisition Sub would be merged with and into African American Medical Network, and AFMN would receive the aforementioned shares of Medical Media in exchange for all of the outstanding shares of capital stock of African American Medical Network owned by AFMN.

On November 16, 2005, the Company executed a First Amendment to Merger Agreement by and among the Company, AFMN, African American Medical Network, and AAMN Acquisition Sub, whereby the parties amended the Merger Agreement dated May 11, 2005 to reflect the following material items; (i) Medical Media would issue 19,415,626 shares of its restricted common stock to AFMN in exchange for 100% of the outstanding shares of African American Medical Network; (ii) Medical Media would file, as soon as practicable, an appropriate registration statement with the Securities and Exchange Commission registering the Medical Media Common Stock issued to AFMN pursuant to the Merger. In addition to the foregoing, AFMN has agreed to distribute the Medical Media Common Stock pro-rata to its shareholders of record as of November 16, 2005; (iii) prior to registration of the Medical Media Common Stock issued to AFMN pursuant to the Merger, the parties agreed that the Medical Media Common Stock would be held in escrow along with distribution instructions to effect the pro-rata distribution referenced in the preceding paragraph. The parties further agreed that, while the Medical Media Common Stock is held in escrow, Philip Cohen, Chairman, President and CEO of Medical Media, will hold sole voting rights over the shares pursuant to an irrevocable proxy delivered by AFMN to Mr. Cohen; and (iv) all issued and outstanding convertible securities of AFMN would be exchanged for equivalent convertible securities of Medical Media on a one-for-one basis and all issued and outstanding warrants to purchase AFMN common stock would be exchanged for equivalent Medical Media warrants on a one-for-one basis, with all convertible securities and warrants exchanged governed by the same terms and conditions as were applicable to the securities prior to the effective date of the Merger. Also on November 16, 2005, the parties consummated the Merger in accordance with the terms of the Merger Agreement and the First Amendment to Merger Agreement. In connection with the same, the parties filed Articles of Merger with the Florida Department of State whereby AAMN Acquisition Sub was merged with and into African American Medical Network, with African American Medical Network being the surviving entity. As a result of the Merger, African American Medical Network is now a wholly owned subsidiary of Medical Media. Pursuant to the Merger Agreement, as amended, Medical Media issued 19,415,626 shares of its restricted Common Stock to AFMN in exchange for 100% of the outstanding shares of African American Medical Network. The Company issued the Medical Media Common Stock in the name of AFMN and deposited the same in escrow pending the


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE B - MERGERS AND ACQUISITIONS (Continued)

registration of the Medical Media Common Stock under the Securities Act of 1933. The Medical Media Common Stock issued to AFMN pursuant to the Merger Agreement was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The transaction was recorded based on an independent valuation of the consideration paid.

NOTE C - COMMON AND PREFERRED STOCK

Start of trading on the OTC Bulletin Board

On February 2, 2004, Medical Media's common stock began trading on the OTC-Bulletin Board under the symbol PTNW. There is a limited public trading market for its common stock and a regular, more active trading market may not develop, or if developed, may not be sustained. Currently, the Company's Common Stock trades under the symbol "MMTV".

Common Stock

In December 1997, the Company sold 2,476,000 (82,534 post-split) shares of its common stock to an unrelated individual in exchange for a stock subscription in the amount of $5,000. This subscription was paid in November 2002.

In May and June 2002, the Company issued non-interest bearing promissory notes totaling $136,000 to four (4) individuals, along with 2,939,553 (97,986 post-split) shares of common stock as an incentive for the value received. The incentive was accounted for as a discount at par value. The notes are to be repaid upon receipt of funds from private placement offerings. There are no stated due dates on the notes. If the private placement offerings are unsuccessful or do not take place, an extraordinary gain from extinguishment of debt will occur. The entire amount of the discount had been amortized in 2004 and as of December 31, 2005, an aggregate of $109,437 remained payable on the notes.

In June 2002, the Company approved the issuance of 748,447 (24,494 post-split) shares of common stock to the Company's President, Philip M. Cohen in lieu of salary from July 1, 2001 through June 1, 2002 (for accounting purposes, the shares were treated as having been issued on June 5, 2002, Medical Media's transfer agent actually issued the shares on July 15, 2002); discontinued all its current operations when a shareholder returned 4,000,000 (133,334 post-split) shares of common stock in exchange for the return of the exclusive license to "Suzerain" (all rights to the intellectual property known as "Suzerain" were transferred to the shareholder and the 4,000,000 (133,334 post-split) shares of common stock were cancelled and returned to New Savage's authorized but unissued shares); and for services totaling $31,200, issued 312,000 (10,400 post-split) shares of common stock to six (6) businesses and individuals for consulting services rendered (for accounting purposes, the shares were treated as having been issued on June 10, 2002, Medical Media's transfer agent actually issued the shares on July 15, 2002).

In May 2003, the Company issued 5,000 (167 post-split) shares of common stock to each member of its Veterinary Advisory Board in their advisory capacities (50,000 [1,667 post-split] shares in total).


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE C - COMMON AND PREFERRED STOCK (Continued)
Common Stock (Continued)

In February 2004, the Company entered into a Note Purchase Agreement and Subordinated Convertible Promissory Note (the "February Note") with Victus Capital, LP, a Delaware limited partnership ("Victus"). Under the terms of the February Note, Victus loaned Medical Media $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments were made, $250,000 of the principal amount of the February Note was delivered to an escrow agent to hold for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the February Note, Victus had the option to convert the principal and any outstanding interest into shares of a future private offering, or into shares of our Common Stock at a price of $.375 per share. Upon acceleration or conversion of the February Note, any unpaid balance in the escrow account would be returned to Victus. In May 2004, the Company issued 357,143 (11,905 post-split) shares of its Common Stock at $.70 per share and 714,286 (23,810 post-split) Common Stock Purchase Warrants in lieu of $250,000 in interest due on the February Note. Accordingly, the $250,000 held in escrow was released to the Company in exchange for the shares and warrants. Each warrant is currently exercisable into the Company's Common Stock at $0.166 per share. The warrants are exercisable at any time for five years from the date of issuance. The February Note, shares and warrants were issued under the exemption from registration provided in Section 4(2) of the Act.

In April 2004, the Company issued 67,583 (2,253 post-split) shares of Common Stock to two vendors in exchange for debt recorded as accounts payable on the accompanying financial statements. The shares of Common Stock were issued under the exemption from registration provided in Section 4(2) of the Act.

In May 2004, the Company issued 533,333 (17,778 post-split) warrants to purchase its Common Stock in accordance with the Placement Agent Fee agreement entered into with H.C. Wainwright, Inc. dated February 2004. The warrants became due as a result of the funds raised in conjunction with the Victus Note discussed above. Each warrant is currently exercisable into the Company's Common Stock at $2.40 per share. The warrants were issued under the exemption from registration provided in Section 4(2) of the Act.

In June 2004, the Company issued 250,000 (8,334 post-split) shares of Common Stock to a vendor in exchange for debt. The shares of Common Stock were issued under the exemption from registration provided in Section 4(2) of the Act

During the three months ended June 30 2004, the Company issued 55,000 (1,834 post-split) shares of Common Stock to members of its Veterinary Advisory Board.

On July 28, 2004, the Company entered into a seven-month financial consulting agreement with TotalCFO, Inc. ("TotalCFO") for a cash fee of $80,000 and the issuance of 300,000 (10,000 post-split) warrants to purchase our stock (the "TotalCFO Warrants") in exchange for the services to be rendered. We issued the TotalCFO Warrants in September 2004. Each warrant is currently exercisable into the Company's Common Stock at $2.40 per share. The warrants were issued under the exemption from registration provided in Section 4(2) of the Securities Act.

On May 10, 2005, the Company issued a dividend of two (2) shares of the Company's restricted Common Stock for each share of Common Stock held by shareholders of record as of May 10, 2005 with the payment date being May 17, 2005.


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE C - COMMON AND PREFERRED STOCK (Continued)
Common Stock (Continued)

On November 16, 2005, pursuant to the terms of the Merger Agreement, as amended, the Company issued 19,415,626 shares of its restricted Common Stock to AFMN in exchange for 100% of the outstanding shares of African American Medical Network.

Preferred stock

Series A

In July 2002, the Board of Directors of the Company adopted a resolution providing for the creation of the Company's Certificate of Designation, Preferences, Rights and Limitations for its Series A Convertible Preferred Stock ("Series A Stock"). As a result of this resolution, the Company has 1,500,000 no par value preferred shares authorized. These shares had an automatic conversion into the Company's Common Stock ten days after the Company's Common Stock began to be quoted on the "Pink Sheet Exchange". The conversion rate used was determined by dividing the price per share of the preferred stock ($2.00) by 50% of the average closing price as reported by the Pink Sheet Exchange for the five trading days preceding the date of the conversion, or $2.00, whichever is less. The holders of preferred shares were not entitled to dividends; however, the Board of Directors had the ability to declare dividends at a later date. In August 2002, the Company offered 1,500,000 of its Series A Preferred Stock in a private placement for $2.00 per share. As of December 31, 2003, 101,250 shares were sold for $202,500. Based on the conversion formula contained in the Certificate of Designation, the 101,250 shares of Series A Stock converted into an aggregate of 525,959 shares of the Company's Common Stock on February 25, 2004. As a result of the foregoing, the Company amended the Certificate of Designation relating to the Series A Stock to reduce the number of authorized Series A Stock to 101,250 shares and immediately cancelled those shares, and the balance of 1,398,750 shares of Series A Stock were returned to the status of authorized but unissued and undesignated shares of Preferred Stock.

Series B

In October 2003, the Board of Directors of the Company adopted a resolution providing for the creation of the Company's Certificate of Designation, Preferences, Rights and Limitations for its Series B Convertible Preferred Stock ("Series B Preferred Stock"). As a result of this resolution, the Company had 1,000,000 no par value preferred shares authorized. In November 2003, the Company offered 1,000,000 shares of its Series B Preferred Stock in a private placement of units consisting of one share of Series B Preferred Stock and one warrant to purchase Common Stock of the Company (the "Warrants") for $2.00 per unit. After only selling 1,000 units for the purchase price of $2,000, the Company decided to discontinue the offering and amend the Certificate of Designation. In May 2004, the Company refunded the $2,000 paid by the sole shareholder of Series B Preferred Stock, and cancelled the issued Series B Preferred Stock and Warrants. The offering is claimed to be exempt under Section 4(2) of the Securities Act of 1933.

In May 2004, the Board of Directors of the Company adopted a resolution providing for the amendment of the Company's Certificate of Designation, Preferences, Rights and Limitations for its Series B Preferred Stock. As a result of this resolution, the Company had 1,500,000 no par value preferred shares authorized. These shares were convertible into shares of the Company's Common Stock at any time commencing one (1) year from the date of issuance. Each share of Series B Preferred Stock would


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE C - COMMON AND PREFERRED STOCK (Continued)
Preferred Stock, Series B (Continued)

convert into shares of the Company's Common Stock at the variable conversion price equal to 70% of the average closing price as reported by Bloomberg L.P. for the 20 trading days preceding the date of conversion. However, in no event would the conversion price be less than $0.50 per share, nor greater than $1.50 per share. The holders of the Series B Preferred Stock would be entitled to dividends of 8% per annum, payable in one payment upon conversion of the Series B Preferred Stock. In June 2004, the Company offered 1,500,000 of its Series B Preferred Stock in a private placement of units consisting of one share of Series B Preferred Stock and one warrant to purchase Common Stock of the Company for $1.00 per unit. No units were sold and on July 14, 2005 the Board retired the entire class of Series B Convertible Preferred Stock to the status of unissued and undesignated shares of preferred stock of the Company. The offering was claimed to be exempt under Section 4(2) of the Securities Act of 1933.

Zero Coupon Preferred Stock

The Board of Directors of the Company approved the Certificates of Designations, Preferences, Rights and Limitations for Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock. The Company filed an amendment to its articles of incorporation on July 14, 2005, which authorized 1,682,044 shares of Series A Zero Coupon Preferred Stock with $1.00 Stated Value and 2,612,329 shares of Series B Zero Coupon Preferred Stock with $1.00 Stated Value. These series of preferred shares are convertible into the Company's Common Stock at the option of the holder any time after the date of issuance at the initial conversion rate of $2.40 and $3.00 respectively per share. On December 22, 2005, the Company filed an amendment to its articles of incorporation which authorized 400,000 shares of Series C Zero Coupon Preferred Stock with $1.00 Stated Value, which shares are convertible into the Company's Common Stock at a ten percent (10%) discount to the then-current market price based on the average losing price for the twenty (20) days immediately preceding the conversion. The Series C Zero Coupon Preferred Stock is subordinate to the Series A Zero Coupon Preferred Stock and the Series B Zero Coupon Preferred Stock. The holders of the Series A B and C Zero Coupon Preferred Stock will be entitled to receive, when and as declared by the Board of Directors, if at all, dividends on parity with each holder of one or more shares of the Common Stock. Any dividend or other distribution meeting these requirements will be payable in an amount equal to the product of (a) the dividend payable on each share of Common Stock and (b) the number of shares of Common Stock issuable upon conversion of a share of Series A, B, and C Zero Coupon Preferred Stock, in each case, calculated on the record date for determination of holders entitled to receive such dividend.

Series A Zero Coupon Preferred Stock

The Company's Series A Zero Coupon Preferred Stock is non-voting capital stock and has a stated value of $1.00 per share and is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance at the initial rate of $2.40 per share. The holders of the Series A Zero Coupon Preferred Stock will be entitled to receive, when and if declared by the Board of Directors, dividends on parity with holders of the Company's Common Stock. Any dividend or other distribution meeting these requirements will be payable in an amount equal to the product of (a) the dividend payable on each share of Common Stock and (b) the number of shares of Common Stock issuable upon conversion of a share of Series A Zero Coupon Preferred Stock, calculated on the record date for determination of holders entitled to receive such dividend. In addition, in the event of any voluntary or involuntary liquidation, dissolution, or


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE C - COMMON AND PREFERRED STOCK (Continued) Series A Zero Coupon Preferred Stock (Continued)

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

Series B Zero Coupon Preferred Stock

The Company's Series B Zero Coupon Preferred Stock is non-voting capital stock and has a stated value of $1.00 per share and is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance at the initial rate of $3.00 per share. Of the 2,612,329 shares of Series B Zero Coupon Preferred Stock outstanding, Vicis Capital is entitled to purchase an aggregate of 15,373,000 at an adjusted exercise price of $0.166 per share. The holders of the Series B Zero Coupon Preferred Stock will be entitled to receive, when and if declared by the Board of Directors, dividends on parity with holders of the Company's Common Stock. Any dividend or other distribution meeting these requirements will be payable in an amount equal to the product of (a) the dividend payable on each share of Common Stock and (b) the number of shares of Common Stock issuable upon conversion of a share of Series B Zero Coupon Preferred Stock, calculated on the record date for determination of holders entitled to receive such dividend. In addition, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of Series B Zero Coupon Preferred Stock are entitled to be paid out of the assets available for distribution after taking into account the Series A Zero Coupon Preferred Stock liquidation preference, but before any payment shall be made to the holders of Common Stock or any other class or series of stock ranking on liquidation junior to the Series B Zero Coupon Preferred Stock, an amount equal to Two Million Three Hundred Thousand and No/100 Dollars ($2,300,000).

Series C Zero Coupon Preferred Stock

The Company's Series C Zero Coupon Preferred Stock is non-voting capital stock and has a stated value of $1.00 per share and is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance into that number of shares of our Common Stock determined by dividing the number of shares of Preferred Stock by the conversion price (initially equal to a ten percent (10%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion. The holders of the Series C Zero Coupon Preferred Stock will be entitled to receive, when and if declared by the Board of Directors, dividends on parity with holders of the Company's Common Stock. Any dividend or other distribution meeting these requirements will be payable in an amount equal to the product of (a) the dividend payable on each share of Common Stock and (b) the number of shares of Common Stock issuable upon conversion of a share of Series C Zero Coupon Preferred Stock, calculated on the record date for determination of holders entitled to receive such dividend. In addition, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of Series C Zero Coupon Preferred Stock are entitled to be paid out of the


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE C - COMMON AND PREFERRED STOCK (Continued) Series C Zero Coupon Preferred Stock (Continued)

assets available for distribution after taking into account the liquidation preference of the Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock, but before any payment shall be made to the holders of Common Stock or any other class or series of stock ranking on liquidation junior to the Series C Zero Coupon Preferred Stock., an amount equal to Four Hundred Thousand and No/Dollars ($400,000).

Treasury stock

Treasury stock is shown at cost, and in 2001 consists of 1,725,000 (57,500 post-split) shares of Common Stock. On December 31, 1997, Southeast's initial shareholder agreed to sell to Southeast 1,725,000 (57,500 post-split) shares of the Common Stock in exchange for a non-interest bearing demand note payable in the amount of $5,000. This note was repaid during 2002, and the shares were cancelled and returned to the Company's authorized but unissued shares.

Stock Options

We have an equity incentive plan available to key employees and consultants of the Company. Under the plan, we may grant options for up to 2,000,000 (66,667 post-split) shares of Common Stock. The exercise price of each incentive option is equal to the greater of the fair market value of our stock on the date of grant or the aggregate par value of the stock on the date of grant. In the case of any 10% stockholder, the incentive option price will not be less than 110% of the fair market value on the date of grant. The Compensation Committee of the Board of Directors shall determine the price at which shares of stock may be purchased under a nonqualified option. Options expire ten years from the date of grant, except for those granted to a 10% stockholder, which expire five years from the date of grant. To date, we have granted 159,000 (5,300 post-split) options under this equity incentive plan.

NOTE E - CONVERTIBLE PROMISSORY NOTES

On December 15, 2004, the Company issued a Promissory Note to an individual ("December 2004 Promissory Note") pursuant to the exemption from registration found in Section 4(2) of Regulation D under the Securities Act of 1933 (issued in exchange for similar convertible securities of AFMN, Inc. pursuant to the First Amendment to the Merger Agreement). Pursuant to the terms of the December 2004 Promissory Note, the individual loaned the Company an aggregate of $200,000 at an annual interest rate of ten percent (10%). The December 2004 Promissory Note has a term of 365 days. On the maturity date of the December 2004 Promissory Note, the individual has the option to convert the principal amount of the December 2004 Promissory Note into 200,000 units of the Company's securities pursuant to the terms of a Debt Conversion Agreement. Each unit consists of one share of the Company's Common Stock (for an aggregate of 200,000 shares) and one warrant to purchase an additional share of the Company's Common Stock (for an aggregate of 200,000 warrants) with an exercise price of $2.00 per share. The note was due on December 14, 2005 and has not been repaid or converted. On December 14, 2005, the Company and the individual agreed to an extension of 180 days.


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE E - CONVERTIBLE PROMISSORY NOTES (Continued)

On April 18, 2005, the Company issued a Promissory Note to an individual ("April 2005 Promissory Note") pursuant to the exemption from registration found in
Section 4(2) of Regulation D under the Securities Act of 1933 (issued in exchange for similar convertible securities of AFMN, Inc. pursuant to the First Amendment to the Merger Agreement). Pursuant to the terms of the April 2005 Promissory Note, the individual loaned the Company an aggregate of $100,000 at an annual interest rate of eight percent (8%). The April 2005 Promissory Note has a term of 365 days. On the maturity date of the 2005 April Promissory Note, the individual has the option to convert the principal amount of the April 2004 Promissory Note into 100,000 units of the Company's securities pursuant to the terms of a Debt Conversion Agreement. Each unit consists of two shares of the Company's Common Stock (for an aggregate of 200,000 shares) and one warrant to purchase an additional share of the Company's Common Stock (for an aggregate of 100,000 warrants) with an exercise price of $1.00 per share.

On November 30, 2005, the Company issued to an individual investor its 12-month Convertible Promissory Note ("12-Month Note"), pursuant to the exemption from registration found in Section 4(2) of Regulation D under the Securities Act of 1933. Pursuant to the terms of the 12-Month Note, an individual investor loaned the Company $1,000,000 under a loan schedule. The 12-Month Note bears interest at a rate of 20% per annum, compounded semi-annually. Interest shall be paid at the end of each calendar quarter in either shares of Series C Zero Coupon Preferred Stock of the Company valued at $1.00 per share, or cash, at the investor's option. The Series C Zero Coupon Preferred Stock shall be convertible into shares of the Company's Common Stock on the maturity date of the 12-Month Note at a 10% discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion. The Series C Zero Coupon Preferred Stock is subordinate to the Company's Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock. At maturity, the 12-Month Note shall be convertible into Common Stock of the Company at a fixed conversion price of $.40 per share. With the consent of the Company and the investor, the 12-Month Note may be extended for an additional twelve months, with the terms of the interest payments remaining the same. The 12-Month Note is not convertible such that the investor's overall Common Stock ownership position in the Company exceeds 4.99%; provided, however, that upon investor providing the Company with sixty-one (61) days notice (the "Waiver Notice") that investor would like to waive this restriction with regard to any or all shares of Common Stock issuable upon exercise of the conversion feature of the 12-Month Note, this restriction will be of no force or effect with regard to all or a portion of the 12-Month Note referenced in the Waiver Notice, and provided further that this provision shall be of no further force or effect during the sixty-one (61) days immediately preceding the expiration of the term of the 12-Month Note. The Company also issued the investor 2,500,000 five-year Common Stock Purchase Warrants with an exercise price of $0.75 per share. The warrants are not exercisable such that the investor's overall Common Stock ownership position in the Company exceeds 4.99%. On December 31, 2005 the Company issued 8,627 shares of its Series C Zero Coupon Preferred Stock as payment for $8,627.40 interest accrued through December 31, 2005. The 8,627 shares are convertible into 9,586 shares of the Company's Common Stock. As a result of fees incurred in connection with the 12-Month Note, the Company issued Common Stock Purchase Warrants to Allderdice Media, Inc. to purchase 300,000 shares of the Company's Common Stock at an exercise price of $0.75 per share for a term of five years.


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE F - RELATED PARTY TRANSACTIONS

On May 16, 2002, we issued a non-interest bearing promissory note to James Calaway, a former director, in the original principal amount of $100,000 (the "Calaway Note"). At December 31, 2005, the principal balance due on the Calaway Note was $78,537.

In June 2002, we issued the following non-interest bearing promissory notes (the "Hugo/Turner Notes"), all of which remained outstanding at December 31, 2005:

      o Daniel V. Hugo, a former officer and director, in the amount of $25,000;

      o     Robert and Janna Hugo, in the amount of $6,000; and

      o     Robert and Jamie Turner, in the amount of $5,000.

At December 31, 2005, the principal balances due on the Hugo/Turner Notes were $21,459, $5,150, and $4,291 respectively.

On March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003 we entered into Note Purchase and Security Agreement(s) and Senior Convertible Promissory Note(s) (the "Edge Notes") with Pet Edge, LLC, a Connecticut limited liability company ("Edge"). The managing partner of Edge, John Sfondrini, became a member of the board of directors at the inception of this loan, although he is no longer a member of the board of directors. Under the terms of the Edge Notes, Edge loaned us $1,000,000, $50,000, $50,000, and $275,000 respectively with simple interest at the rate of ten percent (10%) per annum. All principal and accrued interest on the Edge Notes was due March 9, 2006, May 27, 2006, June 5, 2006, and June 30, 2006 respectively. The principal and interest on the Edge Notes was convertible into pre-split shares of our Common Stock at $.246 per share. On November 10, 2003, we entered into an agreement with Edge to amend the terms of conversion of the Edge Notes (the "Edge Amendment"). Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 by and between Edge and the Company ("Edge Debt Exchange Agreement") the Edge Notes were converted into 1,682,044 shares of the Company's Series A Zero Coupon Preferred Stock and 2,102,556 five-year Warrants to purchase shares of Common Stock of Medical Media ("Edge Debt Exchange Warrants") with an exercise price of fifteen cents ($.15).

On June 10, 2003, we entered into a Note Purchase Agreement and Convertible Promissory Note with a former director, Mark Maltzer (the "Maltzer Note"). Under the terms of the Maltzer Note, Dr. Maltzer agreed to loan us $50,000 with simple interest at a rate of ten percent (10%) per annum. All principal and accrued interest was due June 9, 2006. The principal and interest on the Maltzer Note was convertible into pre-split shares of Common Stock of the Company at $.246 per share. Pursuant to the terms of the Debt Exchange Agreement dated July 8, 2005 by and between Dr. Maltzer and the Company ("Maltzer Debt Exchange Agreement") the Maltzer Note was converted into 60,411 shares of the Company's Series B Zero Coupon Preferred Stock and 45,308 five-year Warrants to purchase shares of Common Stock of Medical Media ("Maltzer Debt Exchange Warrants") with an exercise price of fifteen cents ($.15).

On February 13, 2004, Medical Media entered into a Note Purchase Agreement with Victus Capital, LP, a Delaware limited partnership ("Victus") and issued Victus a Subordinated Convertible Promissory Note (the "Victus February Note"). Under the terms of the Victus February Note, Victus loaned us $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments were made,


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE F - RELATED PARTY TRANSACTIONS (Continued)

$250,000 of the principal amount of the Victus February Note was delivered to an escrow agent to be held for the purposes of making quarterly interest payments to Victus. Prior to the maturity date of the Victus February Note, Victus had the option to convert the principal and any outstanding interest into shares of a subsequent private offering of Preferred Stock, or into shares of our Common Stock at a price of $.375 per share. Upon acceleration or conversion of the Victus February Note, any unpaid balance in the escrow account would be returned to Victus. In May 2004, Medical Media issued 357,143 (11,905 post-split) shares of its Common Stock at $0.70 ($2.10 post-split) per share and 714,300 (23,810 post-split) Common Stock Purchase Warrants ("Victus February Warrants") in lieu of $250,000 in interest due on the Victus February Note. Accordingly, the $250,000 being held in escrow was released to the Company in exchange for the shares and the Victus February Warrants. Each Victus February Warrant was exercisable into post-split shares of the Company's Common Stock at $30.00 per share at any time for five years from the date of issuance. On October 19, 2005, the exercise price of the Victus February Warrant was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. The Victus February Note, the shares of Common Stock, and Victus February Warrants were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933 (the "Securities Act"). In March 2005, Vicis Capital Master Fund, a fund managed by Vicis Capital, LP, a Delaware limited partnership ("Vicis Capital") acquired certain assets of Victus. Included in the acquisition were the Victus February Note, the shares of the Company's Common Stock, and the Victus February Warrants discussed above. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Victus February Note was converted into 1,100,000 post-split shares of the Company's Series B Zero Coupon Preferred Stock and 825,000 five-year Warrants to purchase post-split shares of Common Stock of Medical Media ("Vicis Capital Debt Exchange Warrants") with an exercise price of fifteen cents ($.15). On October 19, 2005, the exercise price of the Victus Capital Debt Exchange Warrants was reduced to $0.166 pursuant to the extensions terms of the Series AA Convertible Debenture mentioned below.

On July 27, 2004, Medical Media entered into a Note Purchase Agreement with Victus Capital and issued a Subordinated Convertible Promissory Note ("Victus July Note"), and Warrant to Purchase Shares of Common Stock (the "Victus July Warrant"). Under the terms of the Victus July Note, Victus loaned us $1,000,000, at an annual rate of interest of twenty percent (20%) compounded semi-annually. The Victus July Note had a term of twelve months. For the first year, the Company had the right to pay interest on the Victus July Note with registered, freely transferable Common Stock, valued at a ten percent (10%) discount to the market. On the date of maturity, the Victus July Note was convertible, at the option of the holder, into shares of our Common Stock at $.40 per share. Pursuant to the terms of the Victus July Warrant, Victus may purchase up to 2,500,000 (83,333 post-split) shares of our Common Stock at an exercise price of $0.75 ($22.50 post-split) per share until the expiration date of July 26, 2009. On October 19, 2005, the exercise price of the Victus Capital Debt Exchange Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. In March 2005, Vicis Capital acquired certain assets of Victus. Included in the acquisition were the Victus July Note and the Victus July Warrant discussed above. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Victus July Note was converted into 1,189,589 post-split shares of the Company's Series B Zero Coupon Preferred Stock and 892,192 five-year Vicis Capital Debt Exchange Warrants to purchase post-split shares of Common Stock of Medical Media with an exercise price of fifteen cents ($.15). On July 28, 2004, in connection with the Victus July Note, the Company issued TotalCFO,


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE F - RELATED PARTY TRANSACTIONS (Continued)

LLC a warrant to purchase 300,000 (10,000 post-split) shares of the Company's Common Stock at $0.75 ($22.50 post-split) per share over a period of five years. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40 per share.

On March 16, 2005, the Company issued to Vicis Capital its Series A Convertible Debentures ("Series A Debentures"), Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants pursuant to the exemption from registration found in Section 4(2) of Regulation D under the Securities Act of 1933. Pursuant to the terms of the Series A Debentures, Vicis Capital loaned the Company an aggregate of $250,000 at an annual rate of interest of fifteen percent (15%). The Series A Debentures had a term of 24 months and the Company had the option to pay the interest semi-annually in cash or in shares of its registered Common Stock at a ten percent (10%) discount to the market price based on the average of the twenty
(20) trading days prior to the payment of the interest. On the maturity date of the Series A Debentures, Vicis Capital had the option to convert the Series A Debentures into shares of the Company's Common Stock at a price of $3.00 per share. Under the terms of the Series A Common Stock Purchase Warrants, Vicis Capital may purchase up to 2,500,000 (83,335 post-split) shares of the Company's Common Stock at an exercise price of $0.10 ($3.00 post-split) per share for a ten-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. On October 19, 2005, the exercise price of the Victus Capital Debt Exchange Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series B Common Stock Purchase Warrants, Vicis Capital may purchase up to 2,500,000 (83,335 post-split) shares of the Company's Common Stock at an exercise price of $0.125 ($3.75 post-split) per share for a five-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. On October 19, 2005, the exercise price of the Victus Capital Debt Exchange Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series C Common Stock Purchase Warrants, Vicis Capital may purchase up to 1,250,000 (41,670 post-split) shares of the Company's Common Stock at an exercise price of $0.10 ($3.00 post-split) per share for a one-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. On October 19, 2005, the exercise price of the Victus Capital Debt Exchange Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. The Series A Debentures and Series A, B, and C Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock exceeds 4.99%, unless such limitation is waived by Vicis Capital upon no less than sixty-one days (61) advance written notice. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Series A Debentures were converted into 262,329 post-split shares of the Company's Series B Zero Coupon Preferred Stock and 196,747 five-year Vicis Capital Debt Exchange Warrants to purchase post-split shares of Common Stock of Medical Media with an exercise price of fifteen cents ($.15). As a result of fees incurred in connection with the Series A Debentures mentioned above, the Company issued Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 50,000 (1,667 post-split) shares of the Company's Common Stock at an exercise price of $0.10 ($3.00 post-split) per share for a term of five (5) years. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40.

On May 6, 2005, the Company issued to Vicis Capital its Series B Convertible Debenture ("Series B Convertible Debenture"), Series D Common Stock Purchase Warrants, Series E Common Stock Purchase Warrants, and Series F Common Stock Purchase Warrants pursuant to the exemption from registration


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE F - RELATED PARTY TRANSACTIONS (Continued)

found in Section 4(2) of Regulation D under the Securities Act of 1933. Pursuant to the terms of the Series B Convertible Debenture, Vicis Capital loaned the Company an aggregate of $250,000 at an annual rate of interest of fifteen percent (15%). The Series B Convertible Debenture has a term of 24 months and the Company has the option to pay the interest semi-annually in cash or in shares of its registered Common Stock at a ten percent (10%) discount to the market price based on the average five (5) days Volume Weighted Average Closing Price of the Company's Common Stock for the five (5) trading days prior to payment. On the maturity date of the Series B Convertible Debenture, Vicis Capital has the option to convert the Series B Convertible Debenture into shares of the Company's Common Stock at a price of $2.40 per share. On October 19, 2005, the exercise price of the Victus Capital Debt Exchange Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series D Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 shares of the Company's Common Stock at an exercise price of $2.40 per share for a ten (10) year period. On October 19, 2005, the exercise price of the Victus Capital Debt Exchange Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series E Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 shares of the Company's Common Stock at an exercise price of $2.40 per share for a five (5) year period. On October 19, 2005, the exercise price of the Victus Capital Debt Exchange Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series F Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 shares of the Company's Common Stock at an exercise price of $2.40 per share for a one-year period. On October 19, 2005, the exercise price of the Victus Capital Debt Exchange Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. The Series B Convertible Debenture and Series D, E, and F Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock, giving effect to that conversion and together with the right to receive any Common Stock within sixty days of the conversion date, will exceed 4.99% of the Company's outstanding stock at that time. As a result of fees incurred in connection with the Series B Debentures mentioned above, the Company issued Series D Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 20,000 shares of the Company's Common Stock at an exercise price of $2.40 per share for a term of five years.

On July 19, 2005, the Company issued to Vicis Capital its Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants pursuant to the exemption from registration found in Section 4(2) of Regulation D under the Securities Act of 1933 (issued in exchange for similar convertible securities of AFMN, Inc. pursuant to the First Amendment to the Merger Agreement). Pursuant to the terms of the Series AA Convertible Debenture, Vicis Capital loaned the Company an aggregate of $412,000 at an annual rate of interest of sixteen percent (16%). The Series AA Convertible Debenture has a term of 90 days with a provision that the due date may be extended an additional 90 days. If the Series AA Convertible Debenture is extended for an additional ninety (90) days, the Company shall reset the conversion price and exercise price on all convertible debentures and warrants of the holder to the lesser of (A) the average closing bid price of the Company's common stock on the five trading days immediately preceding the date of the extension, or (B) the original conversion price and exercise price. On the maturity date of the Series AA Convertible Debenture, Vicis Capital had the option to convert the Series AA Convertible Debenture into shares of the Company's Common Stock at a price of $0.20 per share. The Series AA Convertible Debenture was


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE F - RELATED PARTY TRANSACTIONS (Continued)

extended an additional ninety (90) days with a new maturity date of January 16, 2006 and the conversion price was reset to $0.166 per share. Under the terms of the Series AA Common Stock Purchase Warrants, Vicis Capital may purchase up to 1,030,000 shares of the Company's Common Stock at an exercise price of $2.40 per share for a five (5) year period. Pursuant to the extension of the Series AA Convertible Debenture, the exercise price on the Series AA Common Stock Purchase Warrants was reset to $0.166 per share. Under the terms of the Series BB Common Stock Purchase Warrants, Vicis Capital may purchase up to 2,060,000 shares of the Company's Common Stock at an exercise price of $2.40 per share for a five
(5) year period. Pursuant to the extension of the Series AA Convertible Debenture, the exercise price on the Series BB Common Stock Purchase Warrants was reset to $0.166 per share. The Series AA Convertible Debenture and Series AA and BB Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock, giving effect to that conversion and together with the right to receive any Common Stock within sixty days of the conversion date, will exceed 4.99% of the Company's outstanding stock at that time. As a result of fees incurred in connection with the Series AA Debentures mentioned above, the Company issued Series BB Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 20,000 shares of the Company's Common Stock at an exercise price of $0.30 per share for a term of five years.

NOTE G - COMMITMENTS AND CONTINGENCIES

In June 2002, The Company entered into an employment agreement with Mr. Cohen that has an infinite term. This agreement automatically renews every ninety days commencing June 5, 2002. The Company may terminate the agreement with cause, effective upon delivery of written notice to Mr. Cohen, except where the cause is a material breach of this agreement, for which Mr. Cohen has sixty days to cure the material breach after written notice from the Company. The Company may terminate this agreement without cause, effective sixty days after written notice to Mr. Cohen. Mr. Cohen may terminate this agreement with cause provided he delivers written notice to the Company sixty days before termination or without cause provided he delivers written notice one year before termination. If the Company terminates the agreement without cause, or Mr. Cohen terminates the agreement with cause, the Company will be obligated to pay Mr. Cohen the compensation, remuneration and expenses specified below for a period of five years from the date of notice. Under the terms of the agreement, Mr. Cohen will receive an annual salary of $150,000, payable in monthly installments of $12,500. Terms of the agreement call for Mr. Cohen's salary to be renegotiated at the end of each fiscal year, however, the salary has not been renegotiated through 2005. Mr. Cohen will also receive medical and long-term disability insurance at our expense, as well as an automobile for business use, and reimbursement for certain business expenses.

In August 2003, the Company entered into a sixty-two (62) month lease agreement commencing on October 1, 2003 with Liberty Property Limited Partnership for approximately 3,800 square feet of office/warehouse space located at 8406 Benjamin Road, Suite C, Tampa, Florida 33634. Lease expense for 2003 totaled $5,077. Under this agreement, minimum lease expense for the 12 months ended December 31, 2005 through 2007 and the eleven months ended November 30, 2008 will be approximately $39,400, $40,300, $41,100 and $38,500 respectively.


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE G - COMMITMENTS AND CONTINGENCIES (Continued)

At December 31, 2004, the Company had a consulting agreement in place with Mr. James Calaway, a member of its Board of Directors. The agreement states that Mr. Calaway provide financial consulting services, at the direction of the Board of Directors, for the amount of $667 per month until the Company has received an aggregate of $2.5 million in funding.

On June 1, 2005, our subsidiary PetCARE TV, entered into a five-year Employment Agreement with Bernard Kouma to serve as its President. PetCARE TV can terminate the agreement at any time for cause, effective upon delivery of written notice to Mr. Kouma, except where the cause is a material breach of the agreement, for which Mr. Kouma will have sixty days to cure the material breach after written notice. The agreement may be terminated at any time without cause, provided that Mr. Kouma is paid six months' severance pay. Mr. Kouma may terminate this agreement for cause, provided he delivers written notice of such intention to terminate not less than sixty (60) days prior to the date of such termination, which notice shall specify, in reasonable detail, the circumstances claimed to provide the basis for such termination. The term for "cause" shall mean if PetCARE TV unreasonably changes his duties, responsibilities, or working conditions or takes any other actions, which impede him in the performance of his duties. If Mr. Kouma terminates the agreement for cause, PetCARE TV shall, as severance pay, pay him an amount equal to six (6) months of his compensation then in effect. Mr. Kouma may elect to terminate this agreement at any time without cause provided he delivers written notice of such intention to terminate not less than one month prior to the date of such termination. If Mr. Kouma terminates this agreement not for cause, all compensation shall cease as of the effective date specified in such notice. Under the terms of the agreement, Mr. Kouma will receive an annual salary of $72,000, payable in semi-monthly installments of $3,000. Any salary increases will be at the discretion of the Board. Mr. Kouma will also receive medical insurance at our expense and reimbursement for certain business expenses. The agreement requires that Mr. Kouma devote such time and attention to the business and affairs as is reasonably necessary to carry out his duties, provided, however, that he must devote no less than forty hours per week.

On November 16, 2005, our subsidiary, African American Medical Network, entered into a five-year Employment Agreement with Robert Cambridge to serve as its President. African American Medical Network can terminate the agreement at any time for cause, effective upon delivery of written notice to Mr. Cambridge, except where the cause is a material breach of the agreement, for which Mr. Cambridge will have sixty days to cure the material breach after written notice. The agreement may be terminated at any time without cause, provided that Mr. Cambridge is paid six months' severance pay. Mr. Cambridge may terminate this agreement for cause, provided he delivers written notice of such intention to terminate not less than sixty (60) days prior to the date of such termination, which notice shall specify, in reasonable detail, the circumstances claimed to provide the basis for such termination. The term for "cause" shall mean if African American Medical Network unreasonably changes his duties, responsibilities, or working conditions or takes any other actions, which impede him in the performance of his duties. If Mr. Cambridge terminates the agreement for cause, African American Medical Network shall, as severance pay, pay him an amount equal to six (6) months of his compensation then in effect. Mr. Cambridge may elect to terminate this agreement at any time without cause provided he delivers written notice of such intention to terminate not less than one month prior to the date of such termination. If Mr. Cambridge terminates this agreement not for cause, all compensation shall cease as of the effective date specified in such notice. Under the terms of the agreement, Mr. Cambridge will receive an annual salary of $72,000, payable in semi-monthly installments of $3,000. Any salary increases will be at the


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE G - COMMITMENTS AND CONTINGENCIES (Continued)

discretion of the Board. Mr. Cambridge will also receive medical insurance at our expense and reimbursement for certain business expenses. The agreement requires that Mr. Cambridge devote such time and attention to the business and affairs as is reasonably necessary to carry out his duties, provided, however, that he must devote no less than forty hours per week.

On November 16, 2005, we entered into a five-year Employment Agreement with Donald R. Mastropietro to serve as its Sr. Vice President Finance and Chief Financial Officer. We can terminate the agreement at any time for cause, effective upon delivery of written notice to Mr. Mastropietro, except where the cause is a material breach of the agreement, for which Mr. Mastropietro will have sixty days to cure the material breach after written notice. The agreement may be terminated at any time without cause, provided that Mr. Mastropietro is paid six months' severance pay. Mr. Mastropietro may terminate this agreement for cause, provided he delivers written notice of such intention to terminate not less than sixty (60) days prior to the date of such termination, which notice shall specify, in reasonable detail, the circumstances claimed to provide the basis for such termination. The term for "cause" shall mean if the Company unreasonably changes his duties, responsibilities, or working conditions or takes any other actions, which impede him in the performance of his duties. If Mr. Mastropietro terminates the agreement for cause, the Company shall, as severance pay, pay him an amount equal to six (6) months of his compensation then in effect. Mr. Mastropietro may elect to terminate this agreement at any time without cause provided he delivers written notice of such intention to terminate not less than one month prior to the date of such termination. If Mr. Mastropietro terminates this agreement not for cause, all compensation shall cease as of the effective date specified in such notice. Under the terms of the agreement, Mr. Mastropietro will receive an annual salary of $128,000, payable in semi-monthly installments of $5,350. Any salary increases will be at the discretion of the Board. Mr. Mastropietro will also receive medical insurance at our expense and reimbursement for certain business expenses. The agreement requires that Mr. Mastropietro devote such time and attention to the business and affairs as is reasonably necessary to carry out his duties, provided, however, that he must devote no less than forty hours per week. On November 29, 2005, the Company and Mr. Mastropietro entered into a First Amendment to the Employment Agreement of Donald R. Mastropietro. The amendment indicates that as the Company is still reliant upon investment funds until such time as operating revenues begin, the Company and Mr. Mastropietro agree that his current annual salary of $90,000 will remain in effect until such time as the increased salary of $128,400 as set forth in the employment agreement can be paid through cash flow from operations of the Company. All other terms and conditions of the employment agreement remain in full force and effect.

On November 16, 2005, we entered into an Employment Agreement with Charles V. Richardson to serve as Vice President of Marketing and Chief Marketing Officer. The agreement terminates on March 31, 2009. We can terminate the agreement at any time for cause, effective upon delivery of written notice to Mr. Richardson, except where the cause is a material breach of the agreement, for which Mr. Richardson will have sixty days to cure the material breach after written notice. The agreement may be terminated at any time without cause, provided that Mr. Richardson is paid six months' severance pay. Mr. Richardson may terminate this agreement for cause, provided he delivers written notice of such intention to terminate not less than sixty (60) days prior to the date of such termination, which notice shall specify, in reasonable detail, the circumstances claimed to provide the basis for such termination. The term for "cause" shall mean if the Company unreasonably changes his duties, responsibilities, or working conditions or takes any other actions, which impede him in the performance of his duties. If Mr.


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE G - COMMITMENTS AND CONTINGENCIES (Continued)

Richardson terminates the agreement for cause, the Company shall, as severance pay, pay him an amount equal to six (6) months of his compensation then in effect. Mr. Richardson may elect to terminate this agreement at any time without cause provided he delivers written notice of such intention to terminate not less than one month prior to the date of such termination. If Mr. Richardson terminates this agreement not for cause, all compensation shall cease as of the effective date specified in such notice. Under the terms of the agreement, Mr. Richardson will receive an annual salary of $150,000, payable in semi-monthly installments of $6,250. Any salary increases will be at the discretion of the Board. Mr. Richardson will also receive medical insurance at our expense and reimbursement for certain business expenses. The agreement requires that Mr. Richardson devote such time and attention to the business and affairs as is reasonably necessary to carry out his duties, provided, however, that he must devote no less than forty hours per week.

On November 16, 2005, we entered into a five-year Employment Agreement with Teresa J. Bray to serve as its Vice President Administration/Compliance. We can terminate the agreement at any time for cause, effective upon delivery of written notice to Ms. Bray, except where the cause is a material breach of the agreement, for which Ms. Bray will have sixty days to cure the material breach after written notice. The agreement may be terminated at any time without cause, provided that Ms. Bray is paid six months' severance pay. Ms. Bray may terminate this agreement for cause, provided she delivers written notice of such intention to terminate not less than sixty (60) days prior to the date of such termination, which notice shall specify, in reasonable detail, the circumstances claimed to provide the basis for such termination. The term for "cause" shall mean if the Company unreasonably changes her duties, responsibilities, or working conditions or takes any other actions, which impede her in the performance of her duties. If Ms. Bray terminates the agreement for cause, the Company shall, as severance pay, pay her an amount equal to six (6) months of her compensation then in effect. Ms. Bray may elect to terminate this agreement at any time without cause provided she delivers written notice of such intention to terminate not less than one month prior to the date of such termination. If Ms. Bray terminates this agreement not for cause, all compensation shall cease as of the effective date specified in such notice. Under the terms of the agreement, Ms. Bray will receive an annual salary of $128,000, payable in semi-monthly installments of $4,933. Any salary increases will be at the discretion of the Board. Ms. Bray will also receive medical insurance at our expense and reimbursement for certain business expenses. The agreement requires that Ms. Bray devote such time and attention to the business and affairs as is reasonably necessary to carry out her duties, provided, however, that she must devote no less than forty hours per week. On November 29, 2005, the Company and Ms. Bray entered into a First Amendment to the Employment Agreement of Teresa J. Bray. The amendment indicates that as the Company is still reliant upon investment funds until such time as operating revenues begin, the Company and Ms. Bray agree that her current annual salary of $80,000 will remain in effect until such time as the increased salary of $118,400 as set forth in the employment agreement can be paid through cash flow from operations of the Company. All other terms and conditions of the employment agreement remain in full force and effect.

NOTE H - SUBSEQUENT EVENTS

On January 1, 2006, the Company entered into a one-year Consulting Agreement with Saddle Ranch Productions, Inc. ("Saddle Ranch"), a Florida corporation, wherein Saddle Ranch will provide consulting services; specifically relating to:
(i) all areas of video production, editing, and mastering; (ii) all areas of


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE H - SUBSEQUENT EVENTS (Continued)

marketing, specifically related to geographic expansion of the networks and subscriber base; and (iii) all areas of advertising sales, including but not limited to the employment of regional sales directors for the express purpose of soliciting and obtaining advertising contracts and/or insertion order for the Company's networks with concentration on providing product adjacencies and/or exclusivity for multi-network purchases. The Company will pay Saddle Ranch an aggregate of $19,000 per month for the consulting services.

On January 3, 2006, PetCARE TV entered into a three-year Distribution Agreement with Butler Animal Health Supply ("Butler AHS") granting Butler AHS the exclusive distribution rights to sell PetCARE TV's veterinary client education products (including annual subscriptions to the monthly DVD magazine and Welcome Home Your New Friend DVDs) to veterinarian hospitals within the U.S. Butler is the nation's largest distributor of companion animal health supplies to veterinarians. Headquartered in Dublin, Ohio Butler operates across the U.S. with 15 distribution centers and 8 tele-centers. Butler serves over 29,000 veterinary clinics in all 50 states and distributes over 15,000 products for more than 300 vendors.

On January 27, 2006, the Company and an investor, Capital Smart, LLC (the "Investor") entered into a Note Purchase Agreement pursuant to which the Investor agreed to loan the Company an aggregate of $1,000,000 ($250,000 on February 15, 2006 and $750,000 on March 31, 2006). The Note Purchase Agreement provides that the Company will issue a convertible promissory note in the original aggregate face amount of $1,000,000 (the "Note") and warrants to purchase 2,500,000 shares of the Company's common stock (625,000 on February 15, 2006 and 1,875,000 on March 31, 2006) (the "Warrants") to the Investor. The Warrants will have a term of five (5) years with an exercise price of $0.75 per share (the "Exercise Price"). The Investor cannot exercise the Warrants if such exercise would cause the Investor's overall ownership of the Company's common stock to exceed 4.99% of the then issued and outstanding shares of common stock of the Company

Pursuant to the Note Purchase Agreement, the Company will issue the Note on February 15, 2006. The Note will mature twelve months from the date of issuance (the "Maturity Date") and will accrue interest at a rate of 20% (compounded semi-annually). Interest will be paid at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash, at the option of the Investor. The first interest payment is due March 31, 2006. The Company's Series C Zero Coupon Preferred Stock is convertible into shares of the Company's common stock on the Maturity Date at a price equal to a 10% discount to market based on the average closing price of the Company's common stock for the twenty (20) days immediately preceding the conversion. The terms of the Note Purchase Agreement also provide that the Company, at its earliest opportunity, and in any event not more than 120 days from the date of the transaction, will register all of the Investor's underlying equity positions in the Company pursuant to a registration statement filed with the SEC. The Company agreed to keep the registration statement effective for a period of 3 years, subject to customary carve-outs.

On the Maturity Date, the Investor will have the option to convert the Note into shares of the Company's common stock at a fixed conversion price of $0.40 per share. However, the Note shall not be convertible if such conversion would cause the Investor's ownership of the Company's common stock to exceed 4.99% of the then issued and outstanding shares of common stock of the Company; provided, however, the Investor may provide the Company with sixty-one (61) days notice (the "Waiver Notice") that the


                       Read independent auditors' report.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE H - SUBSEQUENT EVENTS (Continued)

Investor would like to waive this restriction with regard to any or all of the shares of common stock issuable upon exercise of this conversion feature of the Note. If the Investor provides such notice, this restriction will be of no force or effect with regard to all or a portion of the Note referenced in the Waiver Notice. This provision also shall be of no further force or effect during the sixty-one (61) days immediately preceding the Maturity Date. With the consent of both the Company and the Investor, the Note may be extended for an additional 12 months, with the terms of the interest payments remaining the same.


                       Read independent auditors' report.
                                      F-26

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