Form 10QSB
period 2006-03-31
Medical Media Television, Inc.
filed 2006-05-15
CIK 1235899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

              For the transition period from________ to ___________

                         Commission File No. 333-105840


                         MEDICAL MEDIA TELEVISION, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                  FLORIDA                                59-3645932
                  -------                                ----------
     (State or Other Jurisdiction                     (I.R.S. Employer
     of Incorporation or Organization)               Identification No.)


                           8406 BENJAMIN ROAD, SUITE C
                              TAMPA, FLORIDA 33634
                              --------------------
                    (Address of Principal Executive Offices)


                                 (813) 888-7330
                                 --------------
                           (Issuer's Telephone Number)


             ------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes |_| No |X|

The number of shares outstanding of the Registrant's common stock as of May 15, 2006 was 21,117,136.


Transitional Small Business Disclosure Format:

                                  Yes |_| No |X|

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


Accountants' Review Report                                                                                3


Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005                                    4


Consolidated Statements of Operations for the three months ended March 31, 2006
and 2005, and from inception (October 2, 1989) through March 31, 2006                                     5


Consolidated Statements of Changes in Stockholders' Equity from inception (October 2, 1989)
through March 31, 2006                                                                                    6


Consolidated Statements of Cash Flows for the three months ended March 31, 2006
and 2005, and from inception (October 2, 1989) through March 31, 2006                                     7


Notes to the Consolidated Financial
Statements                                                                                             8-18


                         BAUMANN, RAYMONDO & COMPANY PA
                         405 North Reo Street, Suite 200
                              Tampa, Florida 33609
                                 (813) 288-8826


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------




Board of Directors
Medical Media Television, Inc.
Tampa, Florida

We have reviewed the accompanying consolidated balance sheet of Medical Media Television, Inc. as of March 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

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




/s/ Baumann, Raymondo & Company PA
----------------------------------
BAUMANN, RAYMONDO & COMPANY PA
May 5, 2006

                 MEDICAL MEDIA TELEVISION, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED BALANCE SHEET


                                                                                       March 31,        December 31,
                                                                                         2006              2005
                                       ASSETS                                          Unaudited          Audited
                                                                                      -----------       -----------
Current assets:
    Cash                                                                              $    19,553       $    75,248
    Accounts receivable                                                                    46,541                --
    Prepaid expenses and other current assets                                             114,237            36,010
                                                                                      -----------       -----------
         Total current assets                                                             180,331           111,258
                                                                                      -----------       -----------

Fixed assets:
    Computer equipment                                                                     20,728            19,585
    Leasehold imporvements                                                                  6,196             6,196
                                                                                      -----------       -----------
                                                                                           26,924            25,781
    Less accumulated depreciation                                                         (13,043)          (11,180)
                                                                                      -----------       -----------
                                                                                           13,881            14,601
                                                                                      -----------       -----------

Other assets:
    Goodwill                                                                            1,271,037         1,271,037
    Intangible assets                                                                     280,208           300,000
    Security deposits                                                                       7,596             7,596
                                                                                      -----------       -----------
         Total other assets                                                             1,558,841         1,578,633
                                                                                      -----------       -----------

         Total assets                                                                 $ 1,753,053       $ 1,704,492
                                                                                      ===========       ===========

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                                  $   590,816       $   530,175
    Accrued expenses and other current liabilities                                        622,470           512,899
    Deferred revenue                                                                       32,879            22,485
    Notes payable to stockholders                                                       2,119,355         1,496,437
                                                                                      -----------       -----------
         Total current liabilities                                                      3,365,520         2,561,996
                                                                                      -----------       -----------

Long-term liabilities
    Note payable to stockholder                                                           250,000           250,000
    Deferred revenue                                                                       13,611            17,985
                                                                                      -----------       -----------
         Total long-term liabilities                                                      263,611           267,985
                                                                                      -----------       -----------

         Total liabilities                                                              3,629,131         2,829,981
                                                                                      -----------       -----------

    Stockholders' deficit:
       Preferred stock - no par value; 25,000,000 shares authorized; 1,682,044
         Series A Zero Coupon, shares issued and outstanding, 2,612,329 Series B
         Zero Coupon, shares issued and outstanding,
         and 8,627 Series C Zero Coupon, shares issued and outstanding                  4,303,000         4,303,000
       Common stock - par value $.0005; 100,000,000 shares authorized;
         21,117,136 and 20,725,104 shares issued and outstanding at
         March 31, 2006 and December 31, 2005 respectively                                 10,558            10,363
       Additional paid-in capital                                                       1,220,830         1,098,438
       Accumulated deficit during development stage                                    (7,410,466)       (6,537,290)
                                                                                      -----------       -----------
          Total stockholders' deficit                                                  (1,876,078)       (1,125,489)
                                                                                      -----------       -----------

          Total liabilities and stockholders' deficit                                 $ 1,753,053       $ 1,704,492
                                                                                      ===========       ===========


     The accompanying footnotes are an integral part of these consolidated financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
               FROM INCEPTION (OCTOBER 2, 1989) to MARCH 31, 2006


                                                                                          From
                                                           March 31,                  Inception to
                                                -------------------------------         March 31,
                                                   2006               2005                2006
                                                ------------       ------------       ------------

Revenues, net                                   $     55,120       $     19,249       $    255,652

Cost of revenues                                      15,924              9,328             59,655
                                                ------------       ------------       ------------

Gross profit                                          39,196              9,921            195,997
                                                ------------       ------------       ------------

Operating expenses:
     DVD production costs                             62,030             36,519            586,096
     General and administration                      380,375            172,570          3,649,035
     Sales and marketing                             362,569            120,410          2,194,255
     Depreciation and amortization                    21,654              1,227            177,392
                                                ------------       ------------       ------------
          Total operating expense                    826,628            330,726          6,606,778
                                                ------------       ------------       ------------

Operating loss                                      (787,432)          (320,805)        (6,410,781)
                                                ------------       ------------       ------------

Other income and (expense)
     Interest expense                                (86,337)          (147,136)        (1,008,407)
     Interest income                                     104                 74              1,969
     Other income                                        489                951              2,928
     Gain on sale of subsidiary                           --                 --              2,421
                                                ------------       ------------       ------------
          Total other income (expense)               (85,744)          (146,111)        (1,001,089)
                                                ------------       ------------       ------------

Loss before extraordinary items                     (873,176)          (466,916)        (7,411,870)

     Gain on extinguishment of debt                       --                 --              1,404
                                                ------------       ------------       ------------

Loss before taxes                                   (873,176)          (466,916)        (7,410,466)

     Provision for income taxes                           --                 --                 --
                                                ------------       ------------       ------------

Net loss                                        $   (873,176)      $   (466,916)      $ (7,410,466)
                                                ============       ============       ============

Net loss per share, basic and diluted           $      (0.04)      $      (0.36)      $      (7.34)
                                                ============       ============       ============

Weighted average shares, basic and diluted        20,974,107          1,309,169          1,009,744
                                                ============       ============       ============

     The accompanying footnotes are an integral part of these consolidated financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR PERIOD FROM INCEPTION (OCTOBER 2, 1989) THROUGH MARCH 31, 2006




                                               Preferred Stock                     Common Stock                 Additional
                                            --------------------------    ---------------------------------      Paid-in
                                              Shares         Amount         Shares                Amount         Capital
                                            -----------    -----------    -----------           -----------    -----------
Issuance of $0.01 par value common
  shares to an individual for a note                 --    $        --          1,000           $       100    $     1,900
Payment of subscription receivable                   --             --             --                    --             --
Stock split 2,000:1 and change par                   --             --             --                    --             --
 value from $0.01 to $0.0005                         --             --      1,999,000                   900           (900)
                                            -----------    -----------    -----------           -----------    -----------

BALANCE, DECEMBER 31, 1996                           --             --      2,000,000                 1,000          1,000

Repurchase of shares                                 --             --             --                    --             --
Issuance of common stock                             --             --      2,476,000                 1,238          3,762
                                            -----------    -----------    -----------           -----------    -----------

BALANCE, DECEMBER 31, 1997                           --             --      4,476,000                 2,238          4,762

Net loss                                             --             --             --                    --             --
                                            -----------    -----------    -----------           -----------    -----------

BALANCE, DECEMBER 31, 1998                           --             --      4,476,000                 2,238          4,762
                                                     --             --             --                   --              --
                                            -----------    -----------    -----------           -----------    -----------

BALANCE, DECEMBER 31, 1999                           --             --      4,476,000                 2,238          4,762

Shares issued in connection
 with merger with Y2K Recording, Inc.                --             --      1,025,000                   513             --
Net income                                           --             --             --                    --             --
                                            -----------    -----------    -----------           -----------    -----------

BALANCE, DECEMBER 31, 2000                           --             --      5,501,000                 2,751          4,762

Shares issued in connection
 with merger with Savage Mojo, Inc.                  --             --      8,000,000                 4,000             --
Shares issued for services                           --             --         10,000                     5            995
Contributed capital                                  --             --             --                    --          5,672
Net loss                                             --             --             --                    --             --
                                            -----------    -----------    -----------           -----------    -----------

BALANCE, DECEMBER 31, 2001                           --             --     13,511,000                 6,756         11,429

Series A shares sold in private placement        47,750         95,500             --                    --             --
Retire treasury stock                                --             --     (1,725,000)                 (863)        (4,137)
Shares issued as premium for notes                   --             --      2,939,553                 1,470             --
Shares issued for Cohen employment
 agreement                                           --             --        748,447                   374         74,471
Cancellation of outstanding stock
 returned by M. Klimes                               --             --     (4,000,000)               (2,000)            --
Shares issued for services                           --             --        312,000                   156         31,044
Payment of subscription receivable                   --             --             --                    --             --
Write off of subscription receivable
Net loss                                             --             --             --                    --             --
                                            -----------    -----------    -----------           -----------    -----------

BALANCE, DECEMBER 31, 2002                       47,750         95,500     11,786,000                 5,893        112,807

Shares issued for services                           --             --         50,000                    25          4,975
Series A shares sold in private placement        53,500        107,000             --                    --             --
Series B shares sold in private placement         1,000          2,000             --                    --             --
Net loss                                             --             --             --                    --             --
                                            -----------    -----------    -----------           -----------    -----------

BALANCE, DECEMBER 31, 2003                      102,250        204,500     11,836,000                 5,918        117,782

Conversion of Series A to common               (101,250)      (202,500)       525,959                   263        202,237
Cancellation and refund of Series B              (1,000)        (2,000)
Shares issued for services                           --             --        372,583                   186        101,828
Shares issued for debt                               --             --        357,143                   179        249,821
Net loss                                             --             --             --                    --             --
                                            -----------    -----------    -----------           -----------    -----------

BALANCE, DECEMBER 31, 2004                           --             --     13,091,685                 6,546        671,668

Effects of 30: 1 reverse stock split                 --             --    (12,654,986)                6,327             --
Issuance of dividend shares                          --             --        872,779                   436           (436)
Conversion of debt to preferred               4,303,000      4,303,000
Acquisition of African American
  Medical Network, Inc.                                                    19,415,626                 9,708        420,879
Net loss                                             --             --             --                    --             --
                                            -----------    -----------    -----------           -----------    -----------
BALANCE, DECEMBER 31, 2005                    4,303,000      4,303,000     20,725,104                10,363      1,098,438

Shares issued for services                                                    246,195                   122         98,355
Warrants exercised                                                            145,837                    73         24,037
Net loss                                             --             --             --                    --             --
                                            -----------    -----------    -----------           -----------    -----------

BALANCE, MARCH 31, 2006                       4,303,000      4,303,000     21,117,136           $    10,558    $ 1,220,830
                                            ===========    ===========    ===========           ===========    ===========

                                                                   Accumulated
                                                                  Deficit during           Treasury Stock
                                             Subscription           Development    --------------------------------
                                              Receivable               Stage         Shares                 Amount         Total
                                              -----------           -----------    -----------           -----------    -----------
Issuance of $0.01 par value common
  shares to an individual for a note          $    (2,000)          $        --    $        --           $        --    $        --
Payment of subscription receivable                  1,885                    --             --                    --          1,885
Stock split 2,000:1 and change par                     --                    --             --                    --             --
 value from $0.01 to $0.0005                           --                    --             --                    --             --
                                              -----------           -----------    -----------           -----------    -----------

BALANCE, DECEMBER 31, 1996                           (115)                   --             --                    --          1,885

Repurchase of shares                                   --                    --     (1,725,000)               (5,000)        (5,000)
Issuance of common stock                           (5,000)                   --             --                    --             --
                                              -----------           -----------    -----------           -----------    -----------

BALANCE, DECEMBER 31, 1997                         (5,115)                   --     (1,725,000)               (5,000)        (3,115)

Net loss                                               --                (2,867)            --                    --         (2,867)
                                              -----------           -----------    -----------           -----------    -----------

BALANCE, DECEMBER 31, 1998                         (5,115)               (2,867)    (1,725,000)               (5,000)        (5,982)
                                                       --                    --             --                    --             --
                                              -----------           -----------    -----------           -----------    -----------

BALANCE, DECEMBER 31, 1999                         (5,115)               (2,867)    (1,725,000)               (5,000)        (5,982)

Shares issued in connection
 with merger with Y2K Recording, Inc.                  --                    --             --                    --            513
Net income                                             --                   434             --                    --            434
                                              -----------           -----------    -----------           -----------    -----------

BALANCE, DECEMBER 31, 2000                         (5,115)               (2,433)    (1,725,000)               (5,000)        (5,035)

Shares issued in connection
 with merger with Savage Mojo, Inc.                    --                    --             --                    --          4,000
Shares issued for services                             --                    --             --                    --          1,000
Contributed capital                                    --                    --             --                    --          5,672
Net loss                                               --               (57,151)            --                    --        (57,151)
                                              -----------           -----------    -----------           -----------    -----------

BALANCE, DECEMBER 31, 2001                         (5,115)              (59,584)    (1,725,000)               (5,000)       (51,514)

Series A shares sold in private placement              --                    --             --                    --         95,500
Retire treasury stock                                  --                    --      1,725,000                 5,000             --
Shares issued as premium for notes                     --                    --             --                    --          1,470
Shares issued for Cohen employment
 agreement                                             --                    --             --                    --         74,845
Cancellation of outstanding stock
 returned by M. Klimes                                 --                    --             --                    --         (2,000)
Shares issued for services                             --                    --             --                    --         31,200
Payment of subscription receivable                  5,000                    --             --                    --          5,000
Write off of subscription receivable                  115                                                                       115
Net loss                                               --              (498,888)            --                    --       (498,888)
                                              -----------           -----------    -----------           -----------    -----------

BALANCE, DECEMBER 31, 2002                             --              (558,472)            --                    --       (344,272)

Shares issued for services                             --                    --             --                    --          5,000
Series A shares sold in private placement              --                    --             --                    --        107,000
Series B shares sold in private placement              --                    --             --                    --          2,000
Net loss                                               --            (1,825,313)            --                    --     (1,825,313)
                                              -----------           -----------    -----------           -----------    -----------

BALANCE, DECEMBER 31, 2003                             --            (2,383,785)            --                    --     (2,055,585)

Conversion of Series A to common                       --                    --             --                    --             --
Cancellation and refund of Series B                                                                                          (2,000)
Shares issued for services                             --                    --             --                    --        102,014
Shares issued for debt                                 --                    --             --                    --        250,000
Net loss                                               --            (2,188,203)            --                    --     (2,188,203)
                                              -----------           -----------    -----------           -----------    -----------

BALANCE, DECEMBER 31, 2004                             --            (4,571,988)            --                    --     (3,893,774)

Effects of 30: 1 reverse stock split                   --                    --             --                    --             --
Issuance of dividend shares                            --                    --             --                    --             --
Conversion of debt to preferred                                                                                           4,303,000
Acquisition of African American
  Medical Network, Inc.                                                                                                     430,587
Net loss                                               --            (1,965,302)            --                    --     (1,965,302)
                                              -----------           -----------    -----------           -----------    -----------
BALANCE, DECEMBER 31, 2005                             --            (6,537,290)            --                    --     (1,125,489)

Shares issued for services                                                                                                   98,477
Warrants exercised                                                                                                           24,110
Net loss                                               --              (873,176)            --                    --       (873,176)
                                              -----------           -----------    -----------           -----------    -----------

BALANCE, MARCH 31, 2006                       $        --           $(7,410,466)   $        --           $        --    $(1,876,078)
                                              ===========           ===========    ===========           ===========    ===========

     The accompanying footnotes are an integral part of these consolidated financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
               FROM INCEPTION (OCTOBER 2, 1989) TO MARCH 31, 2006


                                                                                                            From
                                                                              March 31,                 Inception to
                                                                     -----------------------------        March 31,
                                                                        2006               2005             2006
                                                                     -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITES
  Net loss                                                           $  (873,176)      $  (466,916)      $(7,410,466)
     Adjustments to reconcile net loss to net cash flows from
        operating activities:
          Depreciation and amortization expense                           21,655             1,227            40,467
          Cash from acquisition of African American Medical
             Network, Inc.                                                    --                --             2,104
          Gain on sale of subsidiary                                          --                --            (2,421)
          Gain on extinguishment of debt                                      --                --            (1,404)
          Common stock issued for services                                98,478                --           306,537
          Changes in assets and liabilities:
             Accounts receivable                                         (46,541)            9,170           (46,541)
             Prepaid expenses                                            (78,276)           28,026          (114,272)
             Other receivables                                                50           (19,630)           65,571
             Security deposits                                                --                --            (7,596)
             Accounts payable                                             60,641            39,875           182,191
             Accrued expenses and other current liabilities              115,589           196,956         1,215,668
                                                                     -----------       -----------       -----------

Net cash flows (used) in operating activities                           (701,580)         (211,292)       (5,770,162)
                                                                     -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                   (1,143)               --           (25,170)
                                                                     -----------       -----------       -----------

Net cash flows (used) in investing activities                             (1,143)               --           (25,170)
                                                                     -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                                --                --            14,185
  Common stock issued for exercise of warrants                            24,110                --            24,110
  Preferred stock issued for cash                                             --                --           202,500
  Proceeds from notes payable-net                                        622,918           250,000         5,574,090
                                                                     -----------       -----------       -----------

Net cash flows provided by financing activities                          647,028           250,000         5,814,885
                                                                     -----------       -----------       -----------

Increase (decrease) in cash                                              (55,695)           38,708            19,553
Cash, beginning of period                                                 75,248            18,793                --
                                                                     -----------       -----------       -----------
Cash, end of period                                                  $    19,553       $    57,501       $    19,553
                                                                     ===========       ===========       ===========

             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                               $    52,524       $       253       $    61,803
                                                                     ===========       ===========       ===========

Acquisition of African American Medical Network, Inc.                $        --       $        --       $ 1,571,037
                                                                     ===========       ===========       ===========

Common Stock issued for debt                                         $        --       $        --       $   250,000
                                                                     ===========       ===========       ===========

Preferred Stock issued for debt                                      $        --       $        --       $ 4,303,000
                                                                     ===========       ===========       ===========

     The accompanying footnotes are an integral part of these consolidated financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

Medical Media provides advertiser-supported patient/parent/client medical education programming within the place-based media environment of medical specialty offices nationwide. Medical Media currently has two operating networks, PetCARE Television Network, Inc. ("PetCARE TV") and African American Medical Network, Inc. ("African American Medical Network"), and one network in development, KidCARE Medical Television Network, Inc. ("KidCARE TV").

PetCARE TV's goal is to provide animal health and welfare education to a large number of consumers of pet products and services while serving as a unique advertising medium for companies that market those goods and services. Our educational programming is currently aired in veterinary practices across the U.S., Canada, Puerto Rico, and Australia where it is viewed by an estimated 4 million pet owners each month. Each month PetCARE TV provides an updated DVD magazine focused on optimal healthcare for animal companions. PetCARE TV also sells an instructional DVD to veterinarians for them to give to their clients called Welcome Home Your New Friend.

African American Medical Network's goal is to provide educational programming to doctor's offices nationwide serving African American patients, and to provide an advertising medium for commercial advertisers to target their goods and services to these consumer patients. Our educational programming is currently aired in physician offices across the U.S. and will ultimately be viewed by the patients of the more than 15,000 doctors who serve the majority of the 35 million U.S. African Americans.

KidCARE TV plans to target parent consumers through pediatric offices nationwide with educational programming developed to create awareness about preventative health measures to educate parents on specific childhood diseases and problems, and to ultimately help build healthier children. Statistics provided by the American Academy of Pediatrics, whose membership has approximately 60,000 members in the U.S., Canada, and Latin America, indicates that there is only one pediatrician for every 2,040 children in the United States. The universe of pediatric waiting rooms in the U.S. is 30,000. KidCARE TV's three year objective is to have its programming viewed in 10,000 of those waiting rooms, increasing to 15,000 subscribers in its fifth year.

Basis of Accounting

Medical Media maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for a better matching of revenues and expenses.

Interim Information

The accompanying unaudited consolidated financial statements of Medical Media have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, Medical Media considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

Fiscal Year

Medical Media elected December 31 as its fiscal year.

Revenue Recognition

The Company generates revenue from three primary sources, namely advertisers on its DVD magazines (the "Advertisers"), subscribers to its network (the "Subscribers"), and the sale of our instructional DVD, Welcome Home Your New Friend. With regard to Advertisers, the Company recognizes revenue over the periods in which the advertisers' commercials appear on its DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement entered into by the Subscribers. With regard to Welcome Home Your New Friend, revenue is recognized in the period the DVDs are shipped.

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

Since its inception, Medical Media has an accumulated loss of $7,410,466 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is as follows:

           Future tax benefit                             $ 2,223,140
           Valuation allowance                             (2,223,140)
                                                        ---------------

           Future tax benefit                             $         -
                                                        ===============

As of March 31, 2006, no deferred taxes were recorded in the accompanying financial statements.

Advertising Costs

Medical Media expenses the production costs of advertising the first time the advertising takes place.

Fixed Assets

Medical Media's fixed assets consist of computer equipment being depreciated over 3 years and leasehold improvements being depreciated over the remaining life of the current lease.

April 2005 Reverse Split and Other Actions

On April 6, 2005, the Company took actions to (i) change its name from PetCARE Television Network, Inc. to Medical Media Television, Inc.; (ii) combine the Company's issued and outstanding Common Stock on a 1:30 basis effective as of May 4, 2005; and (iii) declare and issue a dividend of two (2) shares of the Company's restricted common stock for each share of common stock held by shareholders of record as of May 10, 2005.

Going Concern

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

NOTE B - COMMON AND PREFERRED STOCK

Start of trading on the OTC Bulletin Board

On February 2, 2004, Medical Media's Common Stock began trading on the OTC-Bulletin Board under the symbol PTNW. In April 2005 our symbol was changed to "MMTV". There is a limited public trading market for our Common Stock and a regular, more active trading market may not develop, or if developed, may not be sustained.

Common Stock

On April 5, 2005, the Company combined its issued and outstanding shares of Common Stock on a 1:30 basis effective as of May 4, 2005.

On January 10, 2006, the Company issued 10,000 shares of its restricted Common Stock to each member of the PetCARE TV Veterinary Advisory Board in their advisory capacities, for an aggregate of 130,000 shares.

On January 10, 2006, the Company issued 10,000 shares of its restricted Common Stock to each member of the African American Medical Network Medical Advisory Board in their advisory capacities, for an aggregate of 60,000 shares.

On January 18, 2006, the Company issued 56,195 shares of its restricted Common Stock to Jeffery Werber, DVM, a director and Chairman of the PetCARE TV Veterinary Advisory Board, in satisfaction of invoices totaling $22,478.

On March 6, 2006, the Company issued 41,670 shares of its restricted Common Stock to Vicis Capital Master Fund upon the exercise of its Series C Common Stock Purchase Warrants through the payment of $6,917.22 to the Company. These shares were previously registered pursuant to a registration statement on Form SB-2 which was declared effective by the Securities & Exchange Commission on March 1, 2006.

On March 6, 2006, the Company issued 104,167 shares of its restricted Common Stock to Vicis Capital Master Fund upon the exercise of its Series F Common Stock Purchase Warrants through the payment of $17,192.71 to the Company. These shares were previously registered pursuant to a registration statement on Form SB-2 which was declared effective by the Securities & Exchange Commission on March 1, 2006.

Preferred stock

Series A Zero Coupon Preferred Stock

The Company's Series A Zero Coupon Preferred Stock is non-voting capital stock and has a stated value of $1.00 per share and is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance at the initial rate of $2.40 per share. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of Series A Zero Coupon Preferred Stock are entitled to be paid out of the assets available for distribution an amount equal to One Million Three Hundred Seventy Five Thousand and No/100 Dollars ($1,375,000). There are currently 1,682,044 shares of Series A Zero Coupon Preferred Stock issued and outstanding. The common shares underlying the Series A Zero Coupon Preferred Stock were included in a registration statement on Form SB-2 filed with the SEC which was declared effective on March 1, 2006.

Series B Zero Coupon Preferred Stock

The Company's Series B Zero Coupon Preferred Stock is non-voting capital stock and has a stated value of $1.00 per share and is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance at the initial rate of $3.00 per share. Of the 2,612,329 shares of Series B Zero Coupon Preferred Stock issued and outstanding, Vicis Capital owns 2,551,918 shares at an adjusted conversion price of $0.166 per share and Mark Maltzer owns 60,411 shares at a conversion rate of $2.40 per share. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of Series B Zero Coupon Preferred Stock are entitled to be paid out of the assets available for distribution after taking into account the Series A Zero Coupon Preferred Stock liquidation preference, but before any payment shall be made to the holders of Common Stock or any other class or series of stock ranking on liquidation junior to the Series B Zero Coupon Preferred Stock, an amount equal to Two Million Three Hundred Thousand and No/100 Dollars ($2,300,000). The common shares underlying the Series B Zero Coupon Preferred Stock were included in a registration statement on Form SB-2 filed with the SEC which was declared effective on March 1, 2006.

Series C Zero Coupon Preferred Stock

The Company's Series C Zero Coupon Preferred Stock is non-voting capital stock and has a stated value of $1.00 per share and is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance into that number of shares of our Common Stock determined by dividing the number of shares of Preferred Stock by the conversion price (initially equal to a ten percent (10%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of Series C Zero Coupon Preferred Stock are entitled to be paid out of the assets available for distribution after taking into account the liquidation preference of the Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock, but before any payment shall be made to the holders of Common Stock or any other class or series of stock ranking on liquidation junior to the Series C Zero Coupon Preferred Stock., an amount equal to Four Hundred Thousand and No/Dollars ($400,000). There are currently 8,627 shares of Series C Zero Coupon Preferred Stock issued and outstanding. The pool of common shares underlying the Series C Zero Coupon Preferred Stock were included in a registration statement on Form SB-2 filed with the SEC which was declared on effective on March 1, 2006.

Treasury stock

Treasury stock is shown at cost.

Stock Options

We have an equity incentive plan available to key employees and consultants of the Company. Under the plan, we may grant options for up to 66,667 shares of Common Stock. In October 2003, the Company granted 5,303 options under this equity incentive plan. On March 23, 2006, the Company's Board of Directors approved the granting of the remaining options available under the plan. With the issuance of these options in April 2006, the 2002 Equity Incentive Plan was closed.

NOTE C - RELATED PARTY TRANSACTIONS

On May 16, 2002, we issued a non-interest bearing promissory note to James Calaway, a former director, in the original principal amount of $100,000 (the "Calaway Note"). At March 31, 2006, the principal balance due on the Calaway Note was $60,999.

In June 2002, we issued the following non-interest bearing promissory notes (the "Hugo/Turner Notes"), all of which remained outstanding at March 31, 2006:

      o Daniel V. Hugo, a former officer and director, in the amount of $25,000;
      o     Robert and Janna Hugo, in the amount of $6,000; and
      o     Robert and Jamie Turner, in the amount of $5,000.

At March 31, 2006, the principal balances due on the Hugo/Turner Notes were $16,668, $4,000, and $3,332 respectively.

NOTE D - CONVERTIBLE PROMISSORY NOTES

On November 16, 2005, the Company issued a Promissory Note to Laurence Wallace (the "Wallace Promissory Note") pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The Wallace Promissory Note was issued in exchange for the cancellation of a similar promissory note held by Wallace in AFMN, Inc. under which Wallace loaned AFMN, Inc. an aggregate of $100,000 at an annual interest rate of eight percent (8%). On the maturity date of the Wallace Promissory Note, Wallace has the option to convert the principal amount of the Note into 100,000 units of Medical Media's securities pursuant to the terms of a Debt Conversion Agreement. Each unit consists of two shares of Medical Media's common stock (for an aggregate of 200,000 shares) and one warrant to purchase an additional share of Medical Media's common stock (for an aggregate of 100,000 warrants) with an exercise price of $1.00 per share. The Wallace Promissory Note is due on April 17, 2006. The common shares underlying the Wallace Promissory Note and common stock purchase warrants were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.


On November 16, 2005, the Company issued a Promissory Note to Carmen Bernstein (the "Bernstein Promissory Note") pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The Bernstein Promissory Note was issued in exchange for a similar promissory note held by Bernstein in AFMN, Inc. under which Bernstein loaned AFMN, Inc. an aggregate of $200,000 at an annual interest rate of ten percent (10%). On the maturity date of the Bernstein Promissory Note, Bernstein has the option to convert the principal amount of the Note into 200,000 units of Medical Media's securities pursuant to the terms of a Debt Conversion Agreement. Each unit consists of one share of the Medical Media's common stock (for an aggregate of 200,000 shares) and one warrant to purchase an additional share of Medical Media's common stock (for an aggregate of 200,000 warrants) with an exercise price of $2.00 per share. The Bernstein Promissory Note was due on December 14, 2005, and, as of the date of this filing, has not been repaid but has been extended indefinitely by mutual verbal agreement. The common shares underlying the Bernstein Promissory Note and common stock purchase warrants were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

On November 16, 2005, the Company issued Series AA Convertible Debenture for $412,000, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants to Vicis Capital pursuant to the exemption from the registration found in Section 4(2) of the Act of 1933. The Series AA Convertible Debenture was issued in exchange for a similar convertible debenture held by Vicis Capital in AFMN, Inc. Under the terms of the Series AA Common Stock Purchase Warrants, Vicis Capital may purchase up to 1,030,000 shares of the Company's Common Stock at an exercise price of $2.40 per share for a five (5) year period. Pursuant to the extension of the Series AA Convertible Debenture, the exercise price on the Series AA Common Stock Purchase Warrants was reset to $0.166 per share. Under the terms of the Series BB Common Stock Purchase Warrants, Vicis Capital may purchase up to 2,060,000 shares of the Company's Common Stock at an exercise price of $2.40 per share for a five (5) year period. Pursuant to the extension of the Series AA Convertible Debenture, the exercise price on the Series BB Common Stock Purchase Warrants was reset to $0.166 per share. The Series AA Convertible Debenture and Series AA and BB Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock, giving effect to that conversion and together with the right to receive any Common Stock within sixty days of the conversion date, will exceed 4.99% of the Company's outstanding stock at that time. As a result of fees incurred in connection with the Series AA Debentures mentioned above, the Company issued Series BB Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 20,000 shares of the Company's Common Stock at an exercise price of $0.30 per share for a term of five years. Pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company issued Series BB Common Stock Purchase Warrants to MidTown Partners & Co, LLC in exchange for the cancellation of the AFMN, Inc. Series BB Common Stock Purchase Warrants. The issuance of the Series BB Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series BB Common Stock Purchase Warrant was issued to institutional or accredited investors only. The common shares underlying the Series AA Convertible Debenture and the Series AA, BB, and CC Common Stock Purchase Warrants were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

On November 30, 2005, the Company issued to an individual investor its 12 month Convertible Promissory Note ("12 Month Note"). Pursuant to the terms of the 12 Month Note, the investor loaned the Company $1,000,000 under a loan schedule. The 12 Month Note bears interest at a rate of 20% per annum, compounded semi-annually. Interest shall be paid at the end of each calendar quarter in either shares of Series C Zero Coupon Preferred Stock of the Company valued at $1.00 per share, or cash, at the investor's option. The Series C Zero Coupon Preferred Stock shall be convertible into shares of the Company's Common Stock on the maturity date of the 12 Month Note at a 10% discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion. The Series C Zero Coupon Preferred Stock is subordinate to the Company's Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock. At maturity, the 12 Month Note may, at the option of the investor, be converted into Common Stock of the Company at a fixed conversion price of $.40 per share. With the consent of the Company and the investor, the 12 Month Note may be extended for an additional twelve months, with the terms of the interest payments remaining the same. The 12 Month Note is not convertible such that the investor's overall Common Stock ownership position in the Company exceeds 4.99%; provided, however, that upon investor providing the Company with sixty-one (61) days notice (the "Waiver Notice") that investor would like to waive this restriction with regard to any or all shares of Common Stock issuable upon exercise of the conversion feature of the 12 Month Note, this restriction will be of no force or effect with regard to all or a portion of the 12 Month Note referenced in the Waiver Notice, and provided further that this provision shall be of no further force or effect during the sixty-one (61) days immediately preceding the expiration of the term of the 12 Month Note. The Company also issued the investor 2,500,000 five-year Common Stock Purchase Warrants with an exercise price of $0.75 per share. The warrants are not exercisable such that the investor's overall Common Stock ownership position in the Company exceeds 4.99%. On December 31, 2005 the Company issued 8,627 shares of its Series C Zero Coupon Preferred Stock as payment for $8,627 interest accrued through December 31, 2005. The 8,627 shares are convertible into 9,586 shares of the Company's Common Stock. As fees incurred in connection with the 12 Month Convertible Promissory Note, the Company issued Common Stock Purchase Warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $0.75 per share for a term of five years to Allderdice Media, Inc. The issuance of the 12 Month Note and Common Stock Purchase Warrant was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the 12 Month Note and Common Stock Purchase Warrant was issued to institutional or accredited investors only. The common shares underlying the 12-Month Note and the common stock purchase warrants described above were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

On January 27, 2006, the Company and CapitalSmart, LLC, a California limited liability corporation, (the "Investor") entered into a Note Purchase Agreement pursuant to which the Investor agreed to loan the Company $250,000 on February 15, 2006 and $750,000 on March 31, 2006. As of March 31, 2006, the Investor has loaned the Company $347,356 and by verbal agreement will loan the balance of the $1,000,000 on or before May 31, 2006. As of the date of this filing, $156,438 of the remaining balance due has been loaned to the Company. The Note Purchase Agreement provides that the Company issue a convertible promissory note in the original aggregate face amount of $1,000,000 (the "CapitalSmart Note") and warrants to purchase 2,500,000 shares of the Company's common stock (the "Warrants") to the investor. As of March 31, 2006 and to date, the Company has issued 625,000 Warrants. The issuance of the CapitalSmart Note and Common Stock Purchase Warrant was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the CapitalSmart Note and Common Stock Purchase Warrant was issued to institutional or accredited investors only. The Warrants have a term of five (5) years with an exercise price of $0.75 per share (the "Exercise Price"). The Investor cannot exercise the Warrants if such exercise causes the Investor's overall ownership of the Company's common stock to exceed 4.99% of the then issued and outstanding shares of common stock of the Company. Pursuant to the terms of the Note
Purchase Agreement, the Company issued the Note on February 15, 2006. The CapitalSmart Note matures twelve months from the date of issuance (the "Maturity Date") and accrues interest at a rate of 20% (compounded semi-annually). Interest is payable at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash, at the option of the Investor. The first interest payment due on March 31, 2006 of $6,438 was paid to the Investor on April 1, 2006. On the Maturity Date, the Investor will have the option to convert the CapitalSmart Note into shares of the Company's common stock at a fixed conversion price of $0.40 per share. However, the CapitalSmart Note shall not be convertible if such conversion would cause the Investor's ownership of the Company's common stock to exceed 4.99% of the then issued and outstanding shares of common stock of the Company; provided, however, the Investor may provide the Company with sixty-one (61) days notice (the "Waiver Notice") that the Investor would like to waive this restriction with regard to any or all of the shares of common stock issuable upon exercise of this conversion feature of the CapitalSmart Note. If the Investor provides such notice, this restriction will be of no force or effect with regard to all or a portion of the Note referenced in the Waiver Notice. This provision also shall be of no further force or effect during the sixty-one (61) days immediately preceding the Maturity Date. With the consent of both the Company and the Investor, the CapitalSmart Note may be extended for an additional 12 months, with the terms of the interest payments remaining the same. The common shares underlying the CapitalSmart Note and the common stock purchase warrants to be issued pursuant to the Note Purchase Agreement were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

On March 31, 2006, the Company issued a Convertible Promissory Note to Elaine G. Edinburg for $10,000 and five-year warrants to purchase 25,000 shares of the Company's common stock at $0.75 per share (the "Edinburg Note"). The Edinburg Note will mature twelve months from the date of issuance (the "Maturity Date") and will accrue interest at a rate of 20% (compounded semi-annually). Interest will be paid at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash, at the option of the Investor. The first interest payment is due June 30, 2006. On the Maturity Date, the Investor will have the option to convert the Edinburg
Note into shares of the Company's common stock at a fixed conversion price of $0.40 per share. With the consent of both the Company and the Investor, the Edinburg Note may be extended for an additional 12 months, with the terms of the interest payments remaining the same.

NOTE E - COMMITMENTS AND CONTINGENCIES


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

The agreement requires that Mr. Cohen devote such time and attention to our business and affairs as is reasonably necessary to carry out his duties; provided, however, that he must devote no less than forty hours per week to his duties for us. The agreement also contains specific termination clauses.

In August 2003, the Company entered into a sixty-two (62) month lease agreement commencing on October 1, 2003 with Liberty Property Limited Partnership for approximately 3,800 square feet of office/warehouse space located at 8406 Benjamin Road, Suite C, Tampa, Florida 33634. Under this agreement, minimum lease expense for the 12 months ended December 31, 2006 and 2007 and the eleven months ended November 30, 2008 will be approximately, $40,300, $41,100 and $38,500 respectively.

At December 31, 2005, the Company had a consulting agreement in place with Mr. James Calaway, a member of its Board of Directors. The agreement states that Mr. Calaway provide financial consulting services, at the direction of the Board of Directors, for the amount of $667 per month.

On June 1, 2005, PetCARE TV entered into an employment agreement with Bernard J. Kouma with respect to the provision of services as its President. The essential terms of the employment agreement are as follows:

      o Mr. Kouma is entitled to a base salary of $72,000 per year. Salary increases are at the discretion of the board of directors.
      o     The agreement terminates on May 31, 2010.
      o Mr. Kouma is entitled to a number of employee benefits under the agreement, including the right to participate in company benefit plans, including any bonus plans established for management.
      o     There is a two-year non-compete clause.
      o     The agreement also contains specific termination clauses.

On November 16, 2005, African American Medical Network entered into an employment agreement with Robert Cambridge with respect to the provision of services as its President. The essential terms of the employment agreement are as follows:

      o Mr. Cambridge is entitled to a base salary of $72,000 per year. Salary increases are at the discretion of the board of directors.
      o     The agreement terminates on November 15, 2010.
      o Mr. Cambridge is entitled to a number of employee benefits under the agreement, including the right to participate in company benefit plans, including any bonus plans established for management.
      o     There is a two-year non-compete clause.
      o     The agreement also contains specific termination clauses.

On November 16, 2005, the Company entered into an employment agreement with Donald R. Mastropietro with respect to the provision of services as our Sr. Vice President Finance, Chief Financial Officer, Treasurer, and Assistant Secretary. The essential terms of the employment agreement are as follows:

      o Mr. Mastropietro is entitled to a base salary of $128,400 per year. Salary increases are at the discretion of the board of directors.
      o     The agreement terminates on November 15, 2010.
      o Mr. Mastropietro is entitled to a number of employee benefits under the agreement, including the right to participate in company benefit plans, including any bonus plans established for management.
      o     There is a two-year non-compete clause.
      o     The agreement also contains specific termination clauses.

On November 16, 2005, the Company entered into an employment agreement with Charles V. Richardson with respect to the provision of services as our Sr. Vice President Marketing and Chief Marketing Officer. The essential terms of the employment agreement are as follows:

      o Mr. Richardson is entitled to a base salary of $150,000 per year. Salary increases are at the discretion of the board of directors.
      o     The agreement terminates on March 31, 2009.
      o Mr. Richardson is entitled to a number of employee benefits under the agreement, including the right to participate in company benefit plans, including any bonus plans established for management.
      o     There is a two-year non-compete clause.
      o     The agreement also contains specific termination clauses.

On November 16, 2005, the Company entered into an employment agreement with Teresa J. Bray with respect to the provision of services as our Vice President Administration/Compliance and Secretary. The essential terms of the employment agreement are as follows:

      o Ms. Bray is entitled to a base salary of $118,400 per year. Salary increases are at the discretion of the board of directors.
      o     The agreement terminates on November 15, 2010.
      o Ms. Bray is entitled to a number of employee benefits under the agreement, including the right to

      o participate in company benefit plans, including any bonus plans established for management.
      o     There is a two-year non-compete clause.
      o     The agreement also contains specific termination clauses.

On March 1, 2006, KidCARE TV entered into an employment agreement with Elaine K. Mann with respect to the provision of services as its President. The essential terms of the employment agreement are as follows:

      o Ms. Mann is entitled to a base salary of $72,000 per year. Salary increases are at the discretion of the board of directors.
      o     The agreement terminates on February 28, 2009.
      o Ms. Mann is entitled to a number of employee benefits under the agreement, including the right to participate in company benefit plans, including any bonus plans established for management.
      o     There is a two-year non-compete clause.
      o     The agreement also contains specific termination clauses.

NOTE F - CONTRACTS

On January 1, 2006, the Company entered into a one-year Consulting Agreement with Saddle Ranch Productions, Inc. ("Saddle Ranch"), a Florida corporation, wherein Saddle Ranch will provide consulting services; specifically relating to:
(i) all areas of video production, editing, and mastering; (ii) all areas of marketing, specifically related to geographic expansion of the networks and subscriber base; and (iii) all areas of advertising sales, including but not limited to the employment of regional sales directors for the express purpose of soliciting and obtaining advertising contracts and/or insertion orders for the Company's networks with concentration on providing product adjacencies and/or exclusivity for multi-network purchases. The Company will pay Saddle Ranch an aggregate of $19,000 per month for the consulting services.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

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

Medical Media provides advertiser-supported patient/parent/client medical education programming within the place-based media environment of medical specialty offices nationwide. Medical Media currently has two operating networks, PetCARE Television Network, Inc. ("PetCARE TV") and African American Medical Network, Inc. ("African American Medical Network"), and one network in development, KidCARE Medical Television Network, Inc. ("KidCARE TV").

PetCARE TV's goal is to provide animal health and welfare education to a large number of consumers of pet products and services while serving as a unique advertising medium for companies that market those goods and services. Our educational programming is currently aired in veterinary practices across the U.S., Canada, Puerto Rico, and Australia where it is viewed by an estimated 4 million pet owners each month. Each month PetCARE TV provides an updated DVD magazine focused on optimal healthcare for animal companions. PetCARE TV also sells an instructional DVD to veterinarians for them to give to their clients called Welcome Home Your New Friend.

African American Medical Network's goal is to provide educational programming to doctor's offices nationwide serving African American patients, and to provide an advertising medium for commercial advertisers to target their goods and services to these consumer patients. Our educational programming is currently aired in physician offices across the U.S. and will ultimately be viewed by the patients of the more than 15,000 doctors who serve the majority of the 35 million U.S. African Americans.

KidCARE TV plans to target parent consumers through pediatric offices nationwide with educational programming developed to create awareness about preventative health measures to educate parents on specific childhood diseases and problems, and to ultimately help build healthier children. Statistics provided by the American Academy of Pediatrics, whose membership has approximately 60,000 members in the U.S., Canada, and Latin America, indicates that there is only one pediatrician for every 2,040 children in the United States. The universe of pediatric waiting rooms in the U.S. is 30,000. KidCARE TV's three year objective is to have its programming viewed in 10,000 of those waiting rooms, increasing to 15,000 subscribers in its fifth year.

On May 4, 2005, the Company combined its issued and outstanding Common Stock on a 1:30 basis. On May 10, 2005, the Company issued a dividend of two (2) shares of the Company's restricted Common Stock for each share of Common Stock held by shareholders of record as of May 10, 2005 with a payment date of May 17, 2005.

We have expended approximately $5,770,000 through March 31, 2006 in developing our business plan. For the period from the implementation of our current business plan (June 2002) through March 31, 2006, we have generated revenue of $174,574 from advertising and $35,749 from sales of Welcome Home Your New Friend (instructional DVDs for new pet owners sold to veterinarians for further distribution to their clients). Also during that period, we generated revenue from subscription sales to veterinarian offices of $86,070 of which $46,490 is recorded as deferred revenue.

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

Revenue Recognition

The Company generates revenue from three primary sources, namely advertisers on its DVD magazines (the "Advertisers"), subscribers to its network (the "Subscribers"), and the sale of our instructional DVD, Welcome Home Your New Friend. With regard to Advertisers, the Company recognizes revenue over the periods in which the advertisers' commercials appear on its DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement entered into by the Subscribers. With regard to Welcome Home Your New Friend, revenue is recognized in the period the DVDs are shipped.

PLAN OF OPERATIONS

Results of Operations - Inception (October 2, 1989) to March 31, 2006

From inception to March 31, 2006, we had losses totaling $7,410,466. For this period, our general and administrative costs totaled $3,649,035 or 55% of total operating expenses. DVD production costs totaled $586,096 or 9% of total operating expenses, and sales and marketing costs totaled $2,194,255 or 33% of total operating expenses. The remainder of operating expense is represented by depreciation and amortization that totaled $177,392 or 3% of total operating expenses.

Results of  Operations  - Comparison  of Three Months  Ending March 31, 2006 and
2005

For the three-month period ending March 31, 2006, we had losses totaling $873,176, compared to losses of $466,916 for the same period in 2005. This is an increase of $406,260. During the three-month period ending March 31, 2006, our general and administration costs totaled $380,375 compared to $172,570 for the same period in 2005, which is primarily a result of: (i) costs related to our recently filed registration statement on Form SB-2, (ii) placement fees related to the 12-Month Note and the CapitalSmart funding, and (iii) administrative expenses related to the operation of our newly acquired subsidiary, African
American Medical Network. Our DVD production costs totaled $62,030 for the period ending March 31, 2006, compared to $36,519 for the same period in 2005. This increase is a result of additional production efforts related to African American Medical Network. Our sales and marketing costs totaled $362,569 for the three months ending March 31, 2006, compared to $120,410 for the same period in 2005. This increase is a result of stepped up sales and marketing efforts related to PetCARE TV and the addition of African American Medical Network. Depreciation and amortization costs totaled $21,654 for the three months ended March 31, 2006, which includes amortization of certain intangible assets acquired in the acquisition of African American Medical Network.

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $87,000 of cash on hand as of May 3, 2006. We believe that our cash on hand, pending funding, and anticipated revenues will fund our operations going forward and will be sufficient to satisfy our operating requirements through December, 2006.

On May 16, 2002, we issued a non-interest bearing promissory note to James Calaway, a shareholder and former director, in the original principal amount of $100,000 (the "Calaway Note"). At March 31, 2006, the principal balance due on the Calaway Note was $61,000.

In June 2002, we issued the following shareholders non-interest bearing promissory notes (the "Hugo/Turner Notes"), all of which remained due and payable at March 30, 2006:

      o     Daniel V. Hugo, a former officer/director, in the amount of $16,668;

      o     Robert and Janna Hugo, in the amount of $4,000; and

      o     Robert and Jamie Turner, in the amount of $3,332.

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

On November 16, 2005, the Company issued a Promissory Note to Laurence Wallace (the "Wallace Promissory Note") pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The Wallace Promissory Note was issued in exchange for the cancellation of a similar promissory note held by Wallace in AFMN, Inc. under which Wallace loaned AFMN, Inc. an aggregate of $100,000 at an annual interest rate of eight percent (8%). On the maturity date of the Wallace Promissory Note, Wallace has the option to convert the principal amount of the Note into 100,000 units of Medical Media's securities pursuant to the terms of a Debt Conversion Agreement. Each unit consists of two shares of Medical Media's common stock (for an aggregate of 200,000 shares) and one warrant to purchase an additional share of Medical Media's common stock (for an aggregate of 100,000 warrants) with an exercise price of $1.00 per share. The Wallace Promissory Note is due on April 17, 2006. The common shares underlying the Wallace Promissory Note and common stock purchase warrants were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

On November 16, 2005, the Company issued a Promissory Note to Carmen Bernstein (the "Bernstein Promissory Note") pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The Bernstein Promissory Note was issued in exchange for a similar promissory note held by Bernstein in AFMN, Inc. under which Bernstein loaned AFMN, Inc. an aggregate of $200,000 at an annual interest rate of ten percent (10%). On the maturity date of the Bernstein Promissory Note, Bernstein has the option to convert the principal amount of the Note into 200,000 units of Medical Media's securities pursuant to the terms of a Debt Conversion Agreement. Each unit consists of one share of the Medical Media's common stock (for an aggregate of 200,000 shares) and one warrant to purchase an additional share of Medical Media's common stock (for an aggregate of 200,000 warrants) with an exercise price of $2.00 per share. The Bernstein Promissory Note was due on December 14, 2005, and, as of the date of this filing, has not been repaid but has been extended indefinitely by mutual verbal agreement. The common shares underlying the Bernstein Promissory Note and common stock purchase warrants were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

On November 16, 2005, the Company issued Series AA Convertible Debenture for $412,000, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants to Vicis Capital pursuant to the exemption from the registration found in Section 4(2) of the Act of 1933. The Series AA Convertible Debenture was issued in exchange for a similar convertible debenture held by Vicis Capital in AFMN, Inc. Under the terms of the Series AA Common Stock Purchase Warrants, Vicis Capital may purchase up to 1,030,000 shares of the Company's Common Stock at an exercise price of $2.40 per share for a five (5) year period. Pursuant to the extension of the Series AA Convertible Debenture, the exercise price on the Series AA Common Stock Purchase Warrants was reset to $0.166 per share. Under the terms of the Series BB Common Stock Purchase Warrants, Vicis Capital may purchase up to 2,060,000 shares of the Company's Common Stock at an exercise price of $2.40 per share for a five (5) year period. Pursuant to the extension of the Series AA Convertible Debenture, the exercise price on the Series BB Common Stock Purchase Warrants was reset to $0.166 per share. The Series AA Convertible Debenture and Series AA and BB Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock, giving effect to that conversion and together with the right to receive any Common Stock within sixty days of the conversion date, will exceed 4.99% of the Company's outstanding stock at that time. As a result of fees incurred in connection with the Series AA Debentures mentioned above, the Company issued Series BB Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 20,000 shares of the Company's Common Stock at an exercise price of $0.30 per share for a term of five years. Pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company issued Series BB Common Stock Purchase Warrants to MidTown Partners & Co, LLC in exchange for the cancellation of the AFMN, Inc. Series BB Common Stock Purchase Warrants. The issuance of the Series BB Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series BB Common Stock Purchase Warrant was issued to institutional or accredited investors only. The common shares underlying the Series AA Convertible Debenture and the Series AA, BB, and CC Common Stock Purchase Warrants were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

On November 30, 2005, the Company issued to an individual investor its 12 month Convertible Promissory Note ("12 Month Note"). Pursuant to the terms of the 12 Month Note, an investor loaned the Company $1,000,000 under a loan schedule. The 12 Month Note bears interest at a rate of 20% per annum, compounded semi-annually. Interest shall be paid at the end of each calendar quarter in either shares of Series C Zero Coupon Preferred Stock of the Company valued at $1.00 per share, or cash, at the investor's option. The Series C Zero Coupon Preferred Stock shall be convertible into shares of the Company's Common Stock on the maturity date of the 12 Month Note at a 10% discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion. The Series C Zero Coupon Preferred Stock is subordinate to the Company's Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock. At maturity, the 12 Month Note may, at the option of the investor, be converted into Common Stock of the Company at a fixed conversion price of $.40 per share. With the consent of the Company and the investor, the 12 Month Note may be extended for an additional twelve months, with the terms of the interest payments remaining the same. The 12 Month Note is not convertible such that the investor's overall Common Stock ownership position in the Company exceeds 4.99%; provided, however, that upon investor providing the Company with sixty-one (61) days notice (the "Waiver Notice") that investor would like to waive this restriction with regard to any or all shares of Common Stock issuable upon exercise of the conversion feature of the 12 Month Note, this restriction will be of no force or effect with regard to all or a portion of the 12 Month Note referenced in the Waiver Notice, and provided further that this provision shall be of no further force or effect during the sixty-one (61) days immediately preceding the expiration of the term of the 12 Month Note. The Company also issued the investor 2,500,000 five-year Common Stock Purchase Warrants with an exercise price of $0.75 per share. The warrants are not exercisable such that the investor's overall Common Stock ownership position in the Company exceeds 4.99%. On December 31, 2005 the Company issued 8,627 shares of its Series C Zero Coupon Preferred Stock as payment for $8,627 interest accrued through December 31, 2005. The 8,627 shares are convertible into 9,586 shares of the Company's Common Stock. As fees incurred in connection with the 12 Month Convertible Promissory Note, the Company issued Common Stock Purchase Warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $0.75 per share for a term of five years to Allderdice Media, Inc. The issuance of the 12 Month Note and Common Stock Purchase Warrant was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the 12 Month Note and Common Stock Purchase Warrant was issued to institutional or accredited investors only. The common shares underlying the 12-Month Note and the common stock purchase warrants described above were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

On January 27, 2006, the Company and CapitalSmart, LLC, a California limited liability corporation, (the "Investor") entered into a Note Purchase Agreement pursuant to which the Investor agreed to loan the Company $250,000 on February 15, 2006 and $750,000 on March 31, 2006. As of March 31, 2006, the Investor has loaned the Company $347,356 and by verbal agreement will loan the balance of the $1,000,000 on or before May 31, 2006. As of the date of this filing, $156,438 of the balance due has been loaned to the Company. The Note Purchase Agreement provides that the Company issues a convertible promissory note in the original aggregate face amount of $1,000,000 (the "CapitalSmart Note") and warrants to purchase 2,500,000 shares of the Company's common stock (the "Warrants") to the investor. As of March 31, 2006 and to date, the Company has issued 625,000 Warrants. The issuance of the CapitalSmart Note and Common Stock Purchase Warrant was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the CapitalSmart Note and Common Stock Purchase Warrant was issued to institutional or accredited investors only. The Warrants have a term of five (5) years with an exercise price of $0.75 per share (the "Exercise Price"). The Investor cannot exercise the Warrants if such exercise causes the Investor's overall ownership of the Company's common stock to exceed 4.99% of the then issued and outstanding shares of common stock of the Company. Pursuant to the terms of the Note Purchase Agreement, the Company issued the Note on February 15, 2006. The CapitalSmart Note matures twelve months from the date of issuance (the "Maturity Date") and accrues interest at a rate of 20% (compounded semi-annually). Interest is payable at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash, at the option of the Investor. The first interest payment due on March 31, 2006 of $6,438 was paid to the Investor on April 1, 2006. On the Maturity Date, the Investor will have the option to convert the CapitalSmart Note into shares of the Company's common stock at a fixed conversion price of $0.40 per share. However, the CapitalSmart Note shall not be convertible if such conversion would cause the Investor's ownership of the Company's common stock to exceed 4.99% of the then issued and outstanding shares of common stock of the Company; provided, however, the Investor may provide the Company with sixty-one (61) days notice (the "Waiver Notice") that the Investor would like to waive this restriction with regard to any or all of the shares of common stock issuable upon exercise of this conversion feature of the CapitalSmart Note. If the Investor provides such notice, this restriction will be of no force or effect with regard to all or a portion of the Note referenced in the Waiver Notice. This provision also shall be of no further force or effect during the sixty-one (61) days immediately preceding the Maturity Date. With the consent of both the Company and the Investor, the CapitalSmart Note may be extended for an additional 12 months, with the terms of the interest payments remaining the same. The common shares underlying the CapitalSmart Note and the common stock purchase warrants to be issued pursuant to the Note Purchase Agreement were included in the registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

On March 31, 2006, the Company issued a Convertible Promissory Note to Elaine G. Edinburg for $10,000 and five-year warrants to purchase 25,000 shares of the Company's common stock at $0.75 per share (the Edinburg Note"). The Edinburg Note will mature twelve months from the date of issuance (the "Maturity Date") and will accrue interest at a rate of 20% (compounded semi-annually). Interest will be paid at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash, at the option of the Investor. The first interest payment is due June 30, 2006. On the Maturity Date, the Investor will have the option to convert the Edinburg
Note into shares of the Company's common stock at a fixed conversion price of $0.40 per share. With the consent of both the Company and the Investor, the Edinburg Note may be extended for an additional 12 months, with the terms of the interest payments remaining the same.

PREFERRED STOCK

Series A Zero Coupon Preferred Stock

The Company's Series A Zero Coupon Preferred Stock is non-voting capital stock and has a stated value of $1.00 per share and is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance at the initial rate of $2.40 per share. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of Series A Zero Coupon Preferred Stock are entitled to be paid out of the assets available for distribution an amount equal to One Million Three Hundred Seventy Five Thousand and No/100 Dollars ($1,375,000). There are currently 1,682,044 shares of Series A Zero Coupon Preferred Stock issued and outstanding. The common shares underlying the Series A Zero Coupon Preferred Stock were included in a registration statement on Form SB-2 filed with the SEC which was declared effective on March 1, 2006.

Series B Zero Coupon Preferred Stock

The Company's Series B Zero Coupon Preferred Stock is non-voting capital stock and has a stated value of $1.00 per share and is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance at the initial rate of $3.00 per share. Of the 2,612,329 shares of Series B Zero Coupon Preferred Stock issued and outstanding, Vicis Capital owns 2,551,918 shares at an adjusted conversion price of $0.166 per share and Mark Maltzer owns 60,411 shares at a conversion rate of $2.40 per share. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of Series B Zero Coupon Preferred Stock are entitled to be paid out of the assets available for distribution after taking into account the Series A Zero Coupon Preferred Stock liquidation preference, but before any payment shall be made to the holders of Common Stock or any other class or series of stock ranking on liquidation junior to the Series B Zero Coupon Preferred Stock, an amount equal to Two Million Three Hundred Thousand and No/100 Dollars ($2,300,000). The common shares underlying the Series B Zero Coupon Preferred Stock were included in a registration statement on Form SB-2 filed with the SEC which was declared effective on March 1, 2006.

Series C Zero Coupon Preferred Stock

The Company's Series C Zero Coupon Preferred Stock is non-voting capital stock and has a stated value of $1.00 per share and is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance into that number of shares of our Common Stock determined by dividing the number of shares of Preferred Stock by the conversion price (initially equal to a ten percent (10%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of Series C Zero Coupon Preferred Stock are entitled to be paid out of the assets available for distribution after taking into account the liquidation preference of the Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock, but before any payment shall be made to the holders of Common Stock or any other class or series of stock ranking on liquidation junior to the Series C Zero Coupon Preferred Stock., an amount equal to Four Hundred Thousand and No/Dollars ($400,000). There are currently 8,627 shares of Series C Zero Coupon Preferred Stock issued and outstanding. The pool of common shares underlying the Series C Zero Coupon Preferred Stock were included in a registration statement on Form SB-2 filed with the SEC which was declared on effective on March 1, 2006.

From inception through March 31, 2006, we incurred interest expense of $1,008,407. This amount includes accrued interest totaling approximately $68,516 related to the Capital Smart Note, the Series B Convertible Debenture, the Vicis $412,000 Note, and the Bernstein and Wallace Promissory Notes. It also includes a $250,000 non-cash payment of interest related to the Victus February Note (in May 2004, we issued 11,905 shares of our Common Stock at $21.00 per share and 23,810 Common Stock Purchase Warrants in lieu of $250,000 in interest due), a $307,044 payment of interest related to the Edge Notes (which was paid through the issuance of 307,044 shares of Series A Zero Coupon Preferred Stock), a $312,329 payment of interest related to the Vicis Debentures and Maltzer Note (which was paid through the issuance of 312,239 shares of Series B Zero Coupon Preferred Stock), and a $8,627 payment of interest related to the 12-Month Note (which was paid through the issuance of 8,627 shares of Series C Zero Coupon Preferred Stock), and $61,891in interest paid.

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's quarter ended March 31, 2006, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.









               (REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK.)

ITEM 6. EXHIBITS.


---------- ---------------------- --------------------------------------------------------------------------------------------
EXH. NO.     DATE OF DOCUMENT                                       DESCRIPTION OF DOCUMENT
---------- ---------------------- --------------------------------------------------------------------------------------------

---------- ---------------------- --------------------------------------------------------------------------------------------
2.1        May 11, 2005           Merger Agreement by and among African American Medical Network, Inc., AFMN, Inc., AAMN
                                  Acquisition Sub. Inc. and the Company. (5)
---------- ---------------------- --------------------------------------------------------------------------------------------
2.2        November 16, 2005      First Amendment to the Merger Agreement by and among African American Medical Network,
                                  Inc., AFMN, Inc., Medical Media Television, Inc. and AAMN Acquisition Sub, Inc. (7)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.0        January 2, 1997        Amended and Restated Articles of Incorporation of Transition Lifestyle Consultants, Inc.
                                  (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.1        June 12, 2002          Articles of Amendment to the Articles of Incorporation (name change to PetCARE Television
                                  Network, Inc.) (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.2        August 2, 2002         Articles of Amendment to the Articles of Incorporation (Series A Convertible Preferred
                                  Stock). (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.3        November 12, 2003      Articles of Amendment to the Articles of Incorporation (Series B Convertible Preferred
                                  Stock). (2)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.4        March 30, 2004         Articles of Amendment to the Articles of Incorporation (amend Series A Convertible
                                  Preferred Stock). (2)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.5        June 10, 2004          Articles of Amendment to the Articles of Incorporation (amend Series B Convertible
                                  Preferred Stock). (3)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.6        March 25, 2005         Articles of Amendment to the Articles of Incorporation (increase in authorized stock). (4)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.7        April 21, 2005         Articles of Amendment to the Articles of Incorporation (name change to Medical Media
                                  Television, Inc.). (5)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.8        July 14, 2005          Articles of Amendment to the Articles of Incorporation (Series A Zero Coupon Preferred;
                                  Series B Zero Coupon Preferred). (6)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.9        November 16, 2005      Articles of Merger. (7)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.10       December 22, 2005      Articles of Amendment to the Articles of Incorporation (Series C Zero Coupon Preferred
                                  Stock). (8)
---------- ---------------------- --------------------------------------------------------------------------------------------
3.13       N/A                    Bylaws of PetCARE Television Network, Inc. (1)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.1       March 31, 2006         Note Purchase Agreement between the Company and Elaine G. Edinburg (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.2       March 31, 2006         Convertible Promissory Note from the Company to Elaine G. Edinburg for $10,000 (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
10.3       March 31, 2006         Common Stock Purchase Warrant from the Company to Elaine G. Edinburg (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
21.1       May 15, 2006           List of Subsidiaries (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
31.1       May 15, 2006           Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and
                                  Rule 14d-14(a). (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
31.2       May 15, 2006           Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
32.1       May 15, 2006           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)
---------- ---------------------- --------------------------------------------------------------------------------------------
32.2       May 15, 2006           Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)
---------- ---------------------- --------------------------------------------------------------------------------------------

-------------------
(1) Previously filed with Registration Statement on Form SB-2 filed on November 5, 2003.
(2) Previously filed with Form 10-KSB for year ended December 31, 2003 filed on March 26, 2004.
(3) Previously filed with Form 10-QSB for period ended June 30, 2004 filed on August 18, 2004.
(4) Previously filed with Form 10-KSB for year ended December 31, 2004 filed on March 31, 2005.
(5) Previously filed with Form 10-QSB for period ended March 31, 2005 filed on May 16, 2005.
(6) Previously filed with Form 10-QSB for period ended June 30, 2005 filed on September 9, 2005.
(7) Previously filed with Form 10-QSB for period ended September 30, 2005 filed on November 21, 2005.
(8)   Previously filed with Form SB-2 filed on February 10, 2006.

*     Filed herewith.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   May 15, 2006                 MEDICAL MEDIA TELEVISION, INC.



                                      By:      /s/ Philip M. Cohen
                                         ---------------------------------------
                                           Philip M. Cohen, President and Chief
                                           Executive Officer


                                      By:      /s/ Donald R. Mastropietro
                                         ---------------------------------------
                                           Donald R. Mastropietro,
                                           Vice President Finance and
                                           Chief Financial Officer