Form 10-Q
period 2006-06-30
Medical Media Television, Inc.
filed 2006-08-21
CIK 1235899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from________ to ___________

                         Commission File No. 333-105840

                         MEDICAL MEDIA TELEVISION, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Florida                                                                  59-3645932
                  -------                                                                  ----------
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

The number of shares outstanding of the Registrant's common stock as of August 11, 2006 was 21,117,136.

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

Accountants' Review Report                                                                       3

Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005                            4

Consolidated Statements of Operations for the three and six months ended
June 30, 2006 and 2005, and from inception (October 2, 1989) through June 30, 2006               5

Consolidated Statements of Changes in Stockholders' Equity from inception (October 2, 1989)
through June 30, 2006                                                                            6

Consolidated Statements of Cash Flows for the three and six months ended
June 30, 2006 and 2005, and from inception (October 2, 1989) through June 30, 2006               7

Notes to the Consolidated Financial Statements                                                 8-21

                         BAUMANN, RAYMONDO & COMPANY PA
                         405 North Reo Street, Suite 200
                              Tampa, Florida 33609
                                 (813) 288-8826

             Report of Independent Registered Public Accounting Firm

Board of Directors
Medical Media Television, Inc.
Tampa, Florida

We have reviewed the accompanying consolidated balance sheet of Medical Media Television, Inc. as of June 30, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ Baumann, Raymondo & Company PA
BAUMANN, RAYMONDO & COMPANY PA
August 21, 2006

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET


                                                                                  June 30,            December 31,
                                                                                    2006                 2005
                                                 ASSETS                           Unaudited             Audited
                                                                                 -----------          -----------
Current assets:
      Cash                                                                       $    51,748          $    75,248
      Accounts receivable                                                             15,036                   --
      Prepaid expenses and other current assets                                       83,930               36,010
                                                                                 -----------          -----------
           Total current assets                                                      150,714              111,258
                                                                                 -----------          -----------
Fixed assets:
      Computer equipment                                                              20,728               19,585
      Leasehold improvements                                                           6,196                6,196
                                                                                 -----------          -----------
                                                                                      26,924               25,781
      Less accumulated depreciation                                                  (14,838)             (11,180)
                                                                                 -----------          -----------
                                                                                      12,086               14,601
                                                                                 -----------          -----------
Other assets:
      Goodwill                                                                     1,271,037            1,271,037
      Intangible assets                                                              260,417              300,000
      Security deposits                                                                7,596                7,596
                                                                                 -----------          -----------
           Total other assets                                                      1,539,050            1,578,633
                                                                                 -----------          -----------
           Total assets                                                          $ 1,701,850          $ 1,704,492
                                                                                 ===========          ===========

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                                           $   563,810          $   530,175
      Accrued expenses and other current liabilities                                 671,489              512,899
      Deferred revenue                                                                32,448               22,485
      Notes payable to stockholders                                                2,906,467            1,496,437
                                                                                 -----------          -----------
           Total current liabilities                                               4,174,214            2,561,996
                                                                                 -----------          -----------
Long-term liabilities
      Note payable to stockholder                                                         --              250,000
      Deferred revenue                                                                 8,698               17,985
                                                                                 -----------          -----------
           Total long-term liabilities                                                 8,698              267,985
                                                                                 -----------          -----------
           Total liabilities                                                       4,182,912            2,829,981
                                                                                 -----------          -----------
      Stockholders' deficit:
         Preferred stock - no par value; 25,000,000 shares authorized;
           1,682,044 Series A Zero Coupon, shares issued and outstanding,
           2,612,329 Series B Zero Coupon, shares issued and outstanding,
           and 8,627 Series C Zero Coupon, shares issued and outstanding           4,303,000            4,303,000
         Common stock - par value $.0005; 100,000,000 shares authorized;
           21,117,136 and 20,725,104 shares issued and outstanding at
           June 30, 2006 and December 31, 2005 respectively                           10,558               10,363
         Additional paid-in capital                                                1,220,830            1,098,438
         Accumulated deficit during development stage                             (8,015,450)          (6,537,290)
                                                                                 -----------          -----------
            Total stockholders' deficit                                           (2,481,062)          (1,125,489)
                                                                                 -----------          -----------
            Total liabilities and stockholders' deficit                          $ 1,701,850          $ 1,704,492
                                                                                 ===========          ===========


               The accompanying footnotes are an integral part of
                    these consolidated financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                FROM INCEPTION (OCTOBER 2, 1989) to JUNE 30, 2006



                                                          June 30, 2006                   June 30, 2005
                                                  -----------------------------    ----------------------------        From
                                                  For the Three     For the Six    For the Three    For the Six    Inception to
                                                   Months Then      Months Then     Months Then     Months Then      June 30,
                                                      Ended            Ended           Ended           Ended           2006
                                                   ------------    ------------    ------------    ------------    ------------
Revenues, net                                      $    129,053    $    184,173    $     30,062    $     49,311    $    384,705

Cost of revenues                                         33,735          49,659          11,552          20,880          93,390
                                                   ------------    ------------    ------------    ------------    ------------
Gross profit                                             95,318         134,514          18,510          28,431         291,315
                                                   ------------    ------------    ------------    ------------    ------------
Operating expenses:
  DVD production costs                                   74,004         136,034          40,604          77,123         660,100
  General and administration                            230,001         610,376         241,897         414,467       3,879,036
  Sales and marketing                                   256,165         618,734          70,617         191,027       2,450,420
  Depreciation and amortization                          21,587          43,241           1,559           2,786         198,979
                                                   ------------    ------------    ------------    ------------    ------------
    Total operating expense                             581,757       1,408,385         354,677         685,403       7,188,535
                                                   ------------    ------------    ------------    ------------    ------------

Operating loss                                         (486,439)     (1,273,871)       (336,167)       (656,972)     (6,897,220)
                                                   ------------    ------------    ------------    ------------    ------------
Other income and (expense)
  Interest expense                                     (118,615)       (204,952)       (157,937)       (305,073)     (1,127,022)
  Interest income                                            70             174              --             951           2,039
  Other income                                               --             489              75             149           2,928
  Gain on sale of subsidiary                                 --              --              --              --           2,421
                                                   ------------    ------------    ------------    ------------    ------------
    Total other income (expense)                       (118,545)       (204,289)       (157,862)       (303,973)     (1,119,634)
                                                   ------------    ------------    ------------    ------------    ------------
Loss before extraordinary items                        (604,984)     (1,478,160)       (494,029)       (960,945)     (8,016,854)

  Gain on extinguishment of debt                             --              --              --              --           1,404
                                                   ------------    ------------    ------------    ------------    ------------
Loss before taxes                                      (604,984)     (1,478,160)       (494,029)       (960,945)     (8,015,450)

  Provision for income taxes                                 --              --              --              --              --
                                                   ------------    ------------    ------------    ------------    ------------
Net loss                                           $   (604,984)   $ (1,478,160)   $   (494,029)   $   (960,945)   $ (8,015,450)
                                                   ============    ============    ============    ============    ============
Net loss per share, basic and diluted              $      (0.03)   $      (0.07)   $      (0.38)   $      (0.73)   $      (6.12)
                                                   ============    ============    ============    ============    ============
Weighted average shares, basic and diluted           21,117,136      21,046,017       1,309,362       1,309,266       1,308,971
                                                   ============    ============    ============    ============    ============


               The accompanying footnotes are an integral part of
                    these consolidated financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR PERIOD FROM INCEPTION (OCTOBER 2, 1989) THROUGH JUNE 30, 2006


                                                                                                        Additional
                                                  Preferred Stock                Common Stock             Paid-in
                                               Shares         Amount         Shares        Amount         Capital
                                            -----------    -----------    -----------    -----------    -----------
Issuance of $0.01 par value common
 shares to an individual for a note                  --    $        --          1,000    $       100    $     1,900
Payment of subscription receivable                   --             --             --             --             --
Stock split 2,000:1 and change par                   --             --             --             --             --
 value from $0.01 to $0.0005                         --             --      1,999,000            900           (900)
                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1996                           --             --      2,000,000          1,000          1,000

Repurchase of shares                                 --             --             --             --             --
Issuance of common stock                             --             --      2,476,000          1,238          3,762
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1997                           --             --      4,476,000          2,238          4,762
Net loss                                             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1998                           --             --      4,476,000          2,238          4,762
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999                           --             --      4,476,000          2,238          4,762
Shares issued in connection
 with merger with Y2K Recording, Inc.                --             --      1,025,000            513             --
Net income                                           --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000                           --             --      5,501,000          2,751          4,762

Shares issued in connection
 with merger with Savage Mojo, Inc.                  --             --      8,000,000          4,000             --
Shares issued for services                           --             --         10,000              5            995
Contributed capital                                  --             --             --             --          5,672
Net loss                                             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                           --             --     13,511,000          6,756         11,429

Series A shares sold in private placement        47,750         95,500             --             --             --
Retire treasury stock                                --             --     (1,725,000)          (863)        (4,137)
Shares issued as premium for notes                   --             --      2,939,553          1,470             --
Shares issued for Cohen employment
 agreement                                           --             --        748,447            374         74,471
Cancellation of outstanding stock
 returned by M. Klimes                               --             --     (4,000,000)        (2,000)            --
Shares issued for services                           --             --        312,000            156         31,044
Payment of subscription receivable                   --             --             --             --             --
Write off of subscription receivable
Net loss                                             --             --             --             --             --

                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2002                       47,750         95,500     11,786,000          5,893        112,807

Shares issued for services                           --             --         50,000             25          4,975
Series A shares sold in private placement        53,500        107,000             --             --             --
Series B shares sold in private placement         1,000          2,000             --             --             --
Net loss                                             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2003                      102,250        204,500     11,836,000          5,918        117,782

Conversion of Series A to common               (101,250)      (202,500)       525,959            263        202,237
Cancellation and refund of Series B              (1,000)        (2,000)
Shares issued for services                           --             --        372,583            186        101,828
Shares issued for debt                               --             --        357,143            179        249,821
Net loss                                             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2004                           --             --     13,091,685          6,546        671,668

Effects of 30: 1 reverse stock split                 --             --    (12,654,986)        (6,327)         6,327
Issuance of dividend shares                          --             --        872,779            436           (436)
Conversion of debt to preferred               4,303,000      4,303,000
Acquisition of African American
  Medical Network, Inc.                                                    19,415,626          9,708        420,879
Net loss                                             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2005                    4,303,000      4,303,000     20,725,104         10,363      1,098,438

Shares issued for services                                                    246,195            122         98,355
Warrants exercised                                                            145,837             73         24,037
Net loss                                             --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------
Balance, June 30, 2006                        4,303,000    $ 4,303,000     21,117,136    $    10,558    $ 1,220,830
                                            ===========    ===========    ===========    ===========    ===========

                                                          Accumulated
                                                         Deficit during        Treasury Stock
                                            Subscription   Development    --------------------------
                                             Receivable       Stage         Shares         Amount          Total
                                            -----------    -----------    -----------    -----------    -----------
Issuance of $0.01 par value common
 shares to an individual for a note         $    (2,000)   $        --    $        --    $        --    $        --
Payment of subscription receivable                1,885             --             --             --          1,885
Stock split 2,000:1 and change par                   --             --             --             --             --
 value from $0.01 to $0.0005                         --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1996                         (115)            --             --             --          1,885

Repurchase of shares                                 --             --     (1,725,000)        (5,000)        (5,000)
Issuance of common stock                         (5,000)            --              .             --             --
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1997                       (5,115)            --     (1,725,000)        (5,000)        (3,115)
Net loss                                             --         (2,867)            --             --         (2,867)
                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1998                       (5,115)        (2,867)    (1,725,000)        (5,000)        (5,982)
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999                       (5,115)        (2,867)    (1,725,000)        (5,000)        (5,982)
Shares issued in connection
 with merger with Y2K Recording, Inc.                --             --             --             --            513
Net income                                           --            434             --             --            434
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000                       (5,115)        (2,433)    (1,725,000)        (5,000)        (5,035)

Shares issued in connection
 with merger with Savage Mojo, Inc.                  --             --             --             --          4,000
Shares issued for services                           --             --             --             --          1,000
Contributed capital                                  --             --             --             --          5,672
Net loss                                             --        (57,151)            --             --        (57,151)
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                       (5,115)       (59,584)    (1,725,000)        (5,000)       (51,514)

Series A shares sold in private placement            --             --             --             --         95,500
Retire treasury stock                                --             --      1,725,000          5,000             --
Shares issued as premium for notes                   --             --             --             --          1,470
Shares issued for Cohen employment
 agreement                                           --             --             --             --         74,845
Cancellation of outstanding stock
 returned by M. Klimes                               --             --             --             --         (2,000)
Shares issued for services                           --             --             --             --         31,200
Payment of subscription receivable                5,000             --             --             --          5,000
Write off of subscription receivable                115                                                         115
Net loss                                             --       (498,888)            --             --       (498,888)
                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2002                           --       (558,472)            --             --       (344,272)

Shares issued for services                           --             --             --             --          5,000
Series A shares sold in private placement            --             --             --             --        107,000
Series B shares sold in private placement            --             --             --             --          2,000
Net loss                                             --     (1,825,313)            --             --     (1,825,313)
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2003                           --     (2,383,785)            --             --     (2,055,585)

Conversion of Series A to common                     --             --             --             --             --
Cancellation and refund of Series B                                                                          (2,000)
Shares issued for services                           --             --             --             --        102,014
Shares issued for debt                               --             --             --             --        250,000
Net loss                                             --     (2,188,203)            --             --     (2,188,203)
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2004                           --     (4,571,988)            --             --     (3,893,774)

Effects of 30: 1 reverse stock split                 --             --             --             --             --
Issuance of dividend shares                          --             --             --             --             --
Conversion of debt to preferred                                                                           4,303,000
Acquisition of African American
  Medical Network, Inc.                                                                                     430,587
Net loss                                             --     (1,965,302)            --             --     (1,965,302)
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2005                           --     (6,537,290)            --             --     (1,125,489)

Shares issued for services                                                                                   98,477
Warrants exercised                                                                                           24,110
Net loss                                             --     (1,478,160)            --             --     (1,478,160)
                                            -----------    -----------    -----------    -----------    -----------
Balance, June 30, 2006                       $       --    $(8,015,450)   $        --    $        --    $(2,481,062)
                                            ===========    ===========    ===========    ===========    ===========


               The accompanying footnotes are an integral part of
                    these consolidated financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                FROM INCEPTION (OCTOBER 2, 1989) TO JUNE 30, 2006


                                                                                                                 From
                                                                              Six Months Ended               Inception to
                                                                        ------------------------------         June 30,
                                                                        June 30, 2006    June 30, 2005           2006
                                                                        -------------    -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITES
  Net loss                                                               $(1,478,160)      $  (960,945)      $(8,015,450)
     Adjustments to reconcile net loss to net cash flows from
        operating activities:
          Depreciation and amortization expense                               43,241             2,786            62,053
          Cash from acquisition of African American Medical
             Network, Inc.                                                        --                --             2,104
          Gain on sale of subsidiary                                              --                --            (2,421)
          Gain on extinguishment of debt                                          --                --            (1,404)
          Common stock issued for services                                    98,478                --           306,537
          Bad debt expense                                                        --           (10,000)               --
          Changes in assets and liabilities:
             Accounts receivable                                             (15,036)           19,470           (15,036)
             Other current receivables                                          (100)         (174,659)
             Prepaid expenses                                                (47,819)           22,922           (83,815)
             Other receivables                                                    --                              65,521
             Security deposits                                                    --                --            (7,596)
             Accounts payable                                                 33,635           202,022           155,185
             Accrued expenses and other current liabilities                  184,265           401,323         1,284,344
                                                                         -----------       -----------       -----------
Net cash flows (used) in operating activities                             (1,181,496)         (497,081)       (6,249,978)
                                                                         -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                       (1,143)           (5,226)          (25,170)
                                                                         -----------       -----------       -----------
Net cash flows (used) in investing activities                                 (1,143)           (5,226)          (25,170)
                                                                         -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                                    --                --            14,185
  Common stock issued for exercise of warrants                                24,110                --            24,110
  Preferred stock issued for cash                                                 --                --           202,500
  Proceeds from notes payable-net                                          1,135,029           500,000         6,086,201
                                                                         -----------       -----------       -----------
Net cash flows provided by financing activities                            1,159,139           500,000         6,326,996
                                                                         -----------       -----------       -----------
Increase (decrease) in cash                                                  (23,500)           (2,307)           51,848
Cash, beginning of period                                                     75,248            18,793                --
                                                                         -----------       -----------       -----------
Cash, end of period                                                      $    51,748       $    16,486       $    51,848
                                                                         ===========       ===========       ===========

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                   $   135,008       $       719       $   144,287
                                                                         ===========       ===========       ===========
Acquisition of African American Medical Network, Inc.                    $        --       $        --       $ 1,571,037
                                                                         ===========       ===========       ===========
Common Stock issued for debt                                             $        --       $        --       $   250,000
                                                                         ===========       ===========       ===========
Preferred Stock issued for debt                                          $        --       $        --       $ 4,303,000
                                                                         ===========       ===========       ===========


               The accompanying footnotes are an integral part of
                    these consolidated financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Medical Media Television, Inc. ("Medical Media" or the "Company"; references to "we," "our" or "us" also mean the Company) is a Florida corporation organized on October 2, 1989. We are a development stage company focused on developing, establishing and marketing educational programming for distribution on a monthly basis to participating subscribers to our veterinary network, our medical network directed to the African American population, and our pediatric network. Our educational programming is obtained through an annual subscription and is funded, in part, by commercial advertisers who benefit from an effective and convenient advertising medium to target their goods and services to the consumer patients. Our goal is to be recognized as a leading provider of advertiser-supported medical education programming for patients and clients within the place-based media environment of medical specialty offices nationwide.

We provide advertiser-supported patient/parent/client medical education programming within the place-based media environment of medical specialty offices nationwide. We have three wholly-owned operating subsidiaries: (1) PetCARE Television Network, Inc. ("PetCARE TV"), (2) African American Medical Network, Inc. ("African American Medical Network"); and (3) KidCARE Medical Television Network, Inc. ("KidCARE TV"). As discussed in more detail below, each of our subsidiaries targets a different consumer base.

Medical Media produces monthly DVD magazines that are distributed to the participating subscribers of PetCARE TV and African American Medical Network. We plan to provide monthly updated programming for KidCARE TV either through monthly DVD magazines or through direct video streaming at each subscribing location. The programming is funded, in part, by commercial advertisers that are reviewed and approved by the advisory boards serving each subsidiary. Our programming is obtained through an annual subscription with updated programming provided directly to the subscribers.

PetCARE TV

PetCARE TV's goal is to provide animal health and welfare education to a large number of consumers of pet products and services while serving as a unique advertising medium for companies that market those goods and services. Our educational programming is currently aired in veterinary practices across the U.S., Canada, Puerto Rico, and Australia where it is viewed by an estimated 4 million pet owners each month. Each month PetCARE TV provides an updated DVD magazine focused on optimal healthcare for animal companions. PetCARE TV also sells an instructional DVD to veterinarians for them to give to their clients, entitled "Welcome Home Your New Friend".

African American Medical Network

African American Medical Network's goal is to provide educational programming to doctor's offices nationwide serving African American patients, and to provide an advertising medium for commercial advertisers to target their goods and services to these consumer patients. Our educational programming is currently aired in hundreds of physician offices across the U.S. and is targeted to the patients of the more than 15,000 doctors who serve the majority of the 35 million U.S. African Americans.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

KidCARE TV

KidCARE TV will target parent consumers in pediatric waiting rooms nationwide. KidCARE TV is not yet operational, but plans to establish a collaborative interaction with the viewing audience through its short informational segments developed to create awareness about preventative health measurers along with specific childhood illnesses and issues. These segments are designed to stimulate the viewer to seek further guidance from their pediatrician.
Interspersed   throughout   the   segments,   promotional   pieces  will  appear
demonstrating related health care items. KidCARE TV's primary target for subscribership will be members of the American Academy of Pediatrics.

Basis of Accounting

Medical Media maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for a better matching of revenues and expenses.

Interim Information

The accompanying unaudited consolidated financial statements of Medical Media have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Since its inception, Medical Media has an accumulated loss of $8,015,450 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is as follows:

                  Future tax benefit                 $2,404,635
                  Valuation allowance                (2,404,635)
                                                     ----------
                  Future tax benefit                 $       --
                                                     ==========

As of June 30, 2006, no deferred taxes were recorded in the accompanying financial statements.

Advertising Costs

Medical Media expenses the production costs of advertising the first time the advertising takes place.

Fixed Assets

Medical Media's fixed assets consist of computer equipment being depreciated over 3 years and leasehold improvements being depreciated over the remaining life of the current lease.

Going Concern

We currently are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no established source of revenue. We do not anticipate significant revenues from advertising sales or subscription sales until the fourth quarter of 2006. The foregoing matters raise substantial doubt about the ability of our Company to continue as a going concern; however, as a result of a financing recently completed in August 2006 in which the Company received total cash proceeds of $790,000 and anticipated revenues, management now believes that there will be sufficient cash to continue the business for at least the next twelve months.

Use of Estimates

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

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE B - COMMON AND PREFERRED STOCK

Start of trading on the OTC Bulletin Board

On February 2, 2004, Medical Media's Common Stock began trading on the OTC-Bulletin Board under the symbol PTNW. In April 2005, our symbol changed to "MMTV". There is a limited public trading market for our Common Stock and a regular, more active trading market may not develop, or if developed, may not be sustained.

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

On March 6, 2006, the Company issued 41,670 shares of its restricted Common Stock to Vicis Capital Master Fund upon the exercise of its Series C Common Stock Purchase Warrants through the payment of $6,917.22 to the Company. These shares were registered under a registration statement on Form SB-2 that was declared effective by the Securities & Exchange Commission on March 1, 2006.

On March 6, 2006, the Company issued 104,167 shares of its restricted Common Stock to Vicis Capital Master Fund upon the exercise of its Series F Common Stock Purchase Warrants through the payment of $17,192.71 to the Company. These shares were registered pursuant to a registration statement on Form SB-2 that was declared effective by the Securities & Exchange Commission on March 1, 2006.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE B - COMMON AND PREFERRED STOCK (Continued)

Preferred stock

Series A Zero Coupon Preferred Stock

The Company's Series A Zero Coupon Preferred Stock is non-voting capital stock with a stated value of $1.00 per share and is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance at the initial rate of $2.40 per share. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of Series A Zero Coupon Preferred Stock are entitled to be paid out of the assets available for distribution an amount equal to One Million Three Hundred Seventy Five Thousand and No/100 Dollars ($1,375,000). There are currently 1,682,044 shares of Series A Zero Coupon Preferred Stock issued and outstanding. The common shares underlying the Series A Zero Coupon Preferred Stock were included in a registration statement on Form SB-2 filed with the SEC which was declared effective on March 1, 2006.

Series B Zero Coupon Preferred Stock

The Company's Series B Zero Coupon Preferred Stock is non-voting capital stock with a stated value of $1.00 per share and is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance at the initial rate of $3.00 per share. Of the 2,612,329 shares of Series B Zero Coupon Preferred Stock issued and outstanding, Vicis Capital owns 2,551,918 shares at an adjusted conversion price of $0.166 per share and Mark Maltzer owns 60,411 shares at a conversion rate of $2.40 per share. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of Series B Zero Coupon Preferred Stock are entitled to be paid out of the assets available for distribution after taking into account the Series A Zero Coupon Preferred Stock liquidation preference, but before any payment shall be made to the holders of Common Stock or any other class or series of stock ranking on liquidation junior to the Series B Zero Coupon Preferred Stock, an amount equal to Two Million Three Hundred Thousand and No/100 Dollars ($2,300,000). The common shares underlying the Series B Zero Coupon Preferred Stock were included in a registration statement on Form SB-2 filed with the SEC that was declared effective on March 1, 2006.

Series C Zero Coupon Preferred Stock

The Company's Series C Zero Coupon Preferred Stock is non-voting capital stock and has a stated value of $1.00 per share and is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance into that number of shares of our Common Stock determined by dividing the number of shares of Preferred Stock by the conversion price (initially equal to a ten percent (10%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of Series C Zero Coupon Preferred Stock are entitled to be paid out of the assets available for distribution after taking into account the liquidation preference of the Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock, but before any payment shall be made to the holders of Common Stock or any other class or series of stock ranking on liquidation junior to the Series C Zero Coupon Preferred Stock, an amount equal to Four Hundred Thousand and No/Dollars ($400,000). There are currently 8,627 shares of Series C Zero Coupon Preferred Stock issued and outstanding. The pool of common shares underlying the Series C Zero Coupon Preferred Stock were included in a registration statement on Form SB-2 filed with the SEC that was declared on effective on March 1, 2006.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE B - COMMON AND PREFERRED STOCK (Continued)

Treasury stock

Treasury stock is shown at cost.

Stock Options

We have an equity incentive plan available to key employees and consultants of the Company. Under the plan, we may grant options for up to 66,667 shares of Common Stock. In October 2003, the Company granted 5,300 options under this equity incentive plan. On March 23, 2006, the Company's Board of Directors approved the granting of the remaining 61,317 options. With the issuance of these options in April 2006, the 2002 Equity Incentive Plan was closed.

Effective July 25, 2006, by written action completed on August 7, 2006, a majority of the Company's shareholders approved the 2006 Medical Media Television, Inc. Equity Incentive Plan with an effective date of May 1, 2006. Under the plan, we may grant options for up to 2,500,000 shares of Common Stock. The Company has authorized the issuance of 654,636 shares under non-qualified options under this plan.

NOTE C - RELATED PARTY TRANSACTIONS

On May 16, 2002, we issued a non-interest bearing promissory note to James Calaway, a former director, in the original principal amount of $100,000 (the "Calaway Note"). At June 30, 2006, the principal balance due on the Calaway Note was $60,999.

In June 2002, we issued the following non-interest bearing promissory notes (the "Hugo/Turner Notes"), all of which remained outstanding at June 30, 2006:

      Daniel V. Hugo, a former officer and director, in the amount of $25,000; Robert and Janna Hugo, in the amount of $6,000; and Robert and Jamie Turner, in the amount of $5,000.

At June 30, 2006, the principal balances due on the Hugo/Turner Notes were $16,668, $4,000, and $3,332 respectively.

NOTE D - CONVERTIBLE PROMISSORY NOTES

On May 6, 2005, the Company issued to Vicis Capital Master Fund ("Vicis") a Series B Convertible Debenture (the "Debenture") in the principal amount of $250,000, and related Series D, Series E and Series F Common Stock Purchase Warrants. The Debenture has a term of 24 months and accrues interest an annual rate of fifteen percent (15%). The Company has the option to pay interest in cash or in shares of its registered common stock at a ten percent (10%) discount to the market price, as calculated pursuant to the express terms of the Debenture. At maturity, Vicis may convert the Debenture into shares of the Company's Common Stock at a price of $2.40 per share. On October 19, 2005, the conversion price was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture described in further detail below.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE D - CONVERTIBLE PROMISSORY NOTES (Continued)

On November 16, 2005, the Company issued Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants to Vicis. Pursuant to the terms of the Series AA Convertible Debenture, Vicis loaned the Company an aggregate of $412,000 at an annual rate of interest of sixteen percent (16%). The Series AA Convertible Debenture was cancelled on August 11, 2006 and the principal amount due thereunder, plus all accrued and unpaid interest through August 11, 2006, became part of a Secured Convertible Promissory Note dated August 11, 2006 in the amount of $1,302,000. The terms of the Secured Convertible Promissory Note are described in detail below.

On November 16, 2005, the Company issued a Promissory Note for $100,000 to Laurence Wallace (the "Wallace Promissory Note"). The Wallace Promissory Note accrues interest at an annual rate of eight percent (8%). On the maturity date of the Wallace Promissory Note, Wallace has the option to execute a debt conversion agreement under which the principal amount of the Wallace Promissory Note will be converted into 100,000 units of the Company's securities, each unit consisting of (i) two shares of Medical Media's Common Stock (for an aggregate of 200,000 shares), and (ii) one Common Stock Purchase Warrant to purchase an additional share of Medical Media's Common Stock (for an aggregate of 100,000 warrants) with an exercise price of $1.00 per share. The Wallace Promissory Note was due on April 17, 2006. The Company is in the process of negotiating an extension of the Maturity Date, however, the Company may be unsuccessful in negotiating such an extension.

On November 16, 2005, the Company issued a Promissory Note for $200,000 to Carmen Bernstein (the "Bernstein Promissory Note"). The Bernstein Promissory Note accrues interest at an annual rate of ten percent (10%). On the maturity date of the Bernstein Promissory Note, Bernstein has the option to execute a debt conversion agreement under which the principal amount of the Bernstein
Promissory Note will be converted into 200,000 units of the Company's securities, each unit consisting of (i) one share of the Medical Media's common stock (for an aggregate of 200,000 shares), and (ii) one warrant to purchase an additional share of Medical Media's common stock (for an aggregate of 200,000 warrants) with an exercise price of $2.00 per share. The Bernstein Promissory Note was due on December 14, 2005, and, as of the date of this filing, has not been repaid although it has been extended indefinitely by mutual verbal agreement.

On  November  30,  2005,  the  Company  issued to William  H.  Quiros a 12-month
Convertible Promissory Note ("November Quiros Note") for $1,000,000 with interest accruing at the rate of twenty percent (20%) per annum, compounded semi-annually. Interest was to be paid at the end of each calendar quarter in either shares of Series C Zero Coupon Preferred Stock of the Company valued at $1.00 per share, or cash, at the option of Quiros. The Series C Zero Coupon Preferred Stock would convert into shares of the Company's Common Stock on the maturity date of the November Quiros Note at a ten percent (10%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion. On December 31, 2005 the Company issued 8,627 shares of its Series C Zero Coupon Preferred Stock as payment for $8,627 interest accrued through December 31, 2005. The 8,627 shares are convertible into 9,586 shares of the Company's Common Stock. At maturity, Quiros had the option to convert the November Quiros Note into Common Stock of the Company at a fixed conversion price of $.40 per share. The Company also issued Quiros five-year Common Stock Purchase Warrants ("Quiros Warrants") to purchase an aggregate of 2,500,000 shares of common stock at a Fixed Exercise price of $0.75 per share. On July 28, 2006, the Company and Quiros agreed to amend

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE D - CONVERTIBLE PROMISSORY NOTES (Continued)

the terms of the November Quiros Note as follows: (i) the Maturity Date was extended to November 30, 2008; (ii) the note would not be convertible until the Maturity Date; (iii) the Company would have the option to repay the note at any time prior to the Maturity Date; (iv) the conversion price on the note was changed to an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, but in no event less than $0.166 per share; (v) quarterly interest payments on the note would be applied toward the balance remaining unpaid under the March Quiros Note (as described below) until such time as the entire $450,000 under the March Quiros Note has been received by the Company, at which time all future interest will accrue, but will not become due and payable until the maturity date; and (vi) certain price ratchets were deleted. The November Quiros Warrants were also amended to delete certain price ratchets. The November Quiros Note and the accompanying Common Stock Purchase Warrants are not convertible or exercisable such that Quiros' overall Common Stock ownership position in the Company exceeds 4.99%; provided, however, that upon Quiros providing the Company with sixty-one (61) days notice (the "Waiver Notice") that he would like to waive this restriction with regard to any or all shares of Common Stock issuable upon exercise of the conversion feature of the November Quiros Note, this restriction will be of no force or effect with regard to all or a portion of the November Quiros Note referenced in the Waiver Notice, and provided further that this provision shall be of no further force or effect during the sixty-one (61) days immediately preceding the expiration of the term of the November Quiros Note.

On January 27, 2006, the Company and CapitalSmart, LLC, a California limited liability corporation, ("CSmart") entered into a Note Purchase Agreement pursuant to which CSmart agreed to loan the Company an aggregate of $1,000,000 through installments of $250,000 on February 15, 2006 and $750,000 on March 31, 2006. As of July 28, 2006, Csmart had loaned the Company $624,580.50. The Note Purchase Agreement provided that the Company issue Csmart a convertible promissory note in the original aggregate face amount of $1,000,000 (the "CapitalSmart Note") and five-year Common Stock Purchase Warrants to purchase 2,500,000 shares of the Company's Common Stock (the "CSmart Warrants") at a Fixed Exercise Price of $0.75 per share. The Company has issued CSmart 625,000 Warrants. Pursuant to the terms of the Note Purchase Agreement, the Company issued the CSmart Note on February 15, 2006. The CSmart Note was to mature twelve months from the date of issuance (the "Maturity Date") and accrued interest at a rate of 20% (compounded semi-annually). Interest was payable at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash, at the option of CSmart. The first interest payment due on March 31, 2006 of $6,438 was paid on April 1, 2006. On the Maturity Date, CSmart had the option to convert the CSmart
Note into shares of the Company's Common Stock at a fixed conversion price of $0.40 per share. On July 28, 2006, CSmart and the Company agreed to cancel the Csmart Note and the outstanding 625,000 CSmart Warrants, and to issue in lieu thereof, separate replacement convertible promissory notes and warrants to the principals of CSmart or to entities controlled by the principals of CSmart. In accordance therewith, four convertible promissory notes in an aggregate amount equal to $1 million were issued to: Softrev Partners, Inc. for $250,000, Gilbert
B. Ross for $200,000, William H. Quiros for $450,000, and Steven Port for $100,000. The notes, described in detail herein, were issued on July 28, 2006 with an effective date as to when each principal contributed funds to the Company to be applied toward the CSmart note balance.

On February 15, 2006, the Company issued a Convertible Promissory Note to Steven
J. Port for $100,000 (the "February Port Note") and five-year Common Stock Purchase Warrants to purchase 250,000 shares of the Company's Common Stock at a Fixed Conversion Price of $0.75 per share (the "February Port

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE D - CONVERTIBLE PROMISSORY NOTES (Continued)

Warrants"). The February Port Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. The February Port Note will mature twelve months from the date of issuance (the "Maturity Date") and accrues interest at the rate of 20% compounded semi-annually. At the option of Port, interest will be paid at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash. The Port Note is not be convertible until the Maturity Date. With the consent of both the Company and Port, the February Port Note may be extended for an additional 12 months with the terms of the interest payments remaining the same. On the Maturity Date, Port has the option to convert the February Port
Note into shares of the Company's Common Stock at a price equal to forty cents ($0.40), or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166.

On February 16, 2006, the Company issued a Convertible Promissory Note to Gilbert B. Ross for $200,000 (the "Ross Note") and five-year Common Stock Purchase Warrants to purchase 500,000 shares of the Company's Common Stock at a Fixed Conversion Price of $0.75 per share (the "Ross Warrants"). The Ross Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. The Ross Note will mature three years from the date of issuance (the "Maturity Date") and accrues interest at the rate of twenty percent (20%) per annum. Interest accrues but is not due and payable until the Maturity Date. The Ross Note is not convertible until the Maturity Date. With the consent of both the Company and Ross, the Ross Note may be extended for an additional 12-month term, with the terms of the interest payments remaining the same. On the Maturity Date, Ross has the option to convert the Ross Note into shares of the Company's Common Stock at a price equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty
(20) days immediately preceding the conversion, but in no event shall the Conversion Price be less than $0.166 per share.

On March 31, 2006, the Company issued a Convertible  Promissory  Note to William
H. Quiros for $450,000 (the "March Quiros Note") and agreed to issue five-year Common Stock Purchase Warrants to purchase 1,125,000 shares of the Company's Common Stock at a Fixed Conversion Price of $0.75 per share (the "March Quiros Warrants"). The March Quiros Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. The March Quiros Note will mature three years from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) per annum. Interest accrues but is not due and payable until the Maturity Date. The March Quiros Note is not convertible until the Maturity Date. With the consent of both the Company and Quiros, the March Quiros Note may be extended for an additional 12-month term, with the terms of the interest payments remaining the same. On the Maturity Date, Quiros has the option to convert the March Quiros Note into shares of the Company's Common Stock at a price equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, but in no event shall the Conversion Price be less than $0.166 per share.

On March 31, 2006, the Company issued a Convertible Promissory Note to Elaine G. Edinburg for $10,000 (the "Edinburg Note") and five-year Common Stock Purchase Warrants to purchase 25,000 shares of the Company's Common Stock at a Fixed Conversion Price of $0.75 per share (the "Edinburg Warrants"). The Edinburg Note matures twelve months from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) compounded semi-annually. At the option of Edinburg, interest will be paid at the end of each quarter in either (i) shares of the Company's Series C

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE D - CONVERTIBLE PROMISSORY NOTES (Continued)

Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash. On the Maturity Date, Edinburg had the option to convert the Edinburg Note into shares of the Company's Common Stock at a Fixed Conversion Price of $0.40 per share. With the consent of both the Company and Edinburg, the Edinburg Note may be extended for an additional twelve (12) months with the terms of the interest payments remaining the same. On June 20, 2006, Edinburg and the Company agreed to amend the Edinburg Note and Edinburg Warrants as follows: (i) the conversion price was changed to the Investor's option of an amount equal to forty cents ($0.40) or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166; and (ii) price ratchets were deleted.

On April 1, 2006, the Company issued a Convertible Promissory Note to Steven J. Port for $125,000 made in installments (the "April Port Note") and five-year Common Stock Purchase Warrants to purchase 312,500 shares of the Company's Common Stock at a Fixed Conversion Price of $0.75 per share (the "April Port Warrants"). The original maturity date of the April Port Note was April 30, 2006 and interest accrues at the rate of twenty percent (20%) per annum. Interest accrues, but is not due and payable until the Maturity Date. The April Port Note automatically extends to the end of each succeeding month until such time as the Port provides a 15-day written notice to the Company that the April Port Note may no longer be automatically extended. The terms of interest will remain the same throughout the automatic extension periods. On the Maturity Date, Port has the option to convert the April Port Note into shares of the Company's Common Stock at a price equal to an amount equal to forty cents ($0.40), or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166.

On April 16, 2006, the Company issued a Convertible Promissory Note to Softrev Partners, Inc. for $250,000 (the "Softrev Note") and five-year Common Stock Purchase Warrants to purchase 625,000 shares of the Company's Common Stock at a Fixed Conversion Price of $0.75 per share (the "Softrev Warrants"). The Softrev Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. The Softrev Note matures three years from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) per annum. Interest accrues but is not due and payable until the Maturity Date. The Softrev Note shall not be convertible until the Maturity Date. With the consent of both the Company and Softrev, the Softrev Note may be extended for an additional 12-month term, with the terms of the interest payments remaining the same. On the Maturity Date, Softrev has the option to convert the Softrev Note into shares of the Company's Common Stock at a price equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, but in no event shall the Conversion Price be less than $0.166 per share.

On June 1, 2006, the Company issued a Secured Promissory Note to Vicis for $50,000 ("Vicis June 1 Secured Note"). The Vicis June 1 Secured Note was to mature on December 31, 2006 and accrued interest at a rate of eighteen percent (18%) per annum. The Vicis June 1 Secured Note was secured by all accounts receivable due from Butler Animal Health Supply after June 1, 2006, or any other money due the Company from any and all other sources. The Vicis June 1 Secured Note could be prepaid in whole or in part at any time, with a prepayment penalty of $5,492.25. On August 11, 2006, Vicis surrendered the Vicis June 1 Secured Note as partial consideration for the Company's issuance of a Secured Convertible Promissory Note in the principal amount of $1,302,000.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE D - CONVERTIBLE PROMISSORY NOTES (Continued)

On June 30, 2006, the Company issued a Secured Promissory Note to Vicis for $50,000 ("Vicis June 30 Secured Note"). The Vicis June 30 Secured Note was to mature on January 31, 2007 and accrued interest at a rate of eighteen percent (18%) per annum. The Vicis June 30 Secured Note was secured by all accounts receivable due from Butler Animal Health Supply after June 30, 2006, or any other money due the Company from any and all other sources. The Vicis June 30 Secured Note could be prepaid in whole or in part at any time, with a prepayment penalty of $5,492.25. On August 11, 2006, Vicis surrendered the Vicis June 30 Secured Note as partial consideration for the Company's issuance of a Secured Convertible Promissory Note in the principal amount of $1,302,000.

On August 11, 2006, the Company issued a 10% Secured Convertible Promissory Note in the principal amount of $1,302,000 (the "Note") to Vicis pursuant to the terms of that certain Note Purchase Agreement (the "Purchase Agreement") of even date therewith. As consideration for the Note, Vicis (a) delivered $790,000 in cash (the "Cash Payment"); (b) surrendered two secured promissory notes issued by the Company to Vicis on June 1, 2006, and June 30, 2006, respectively, each in the principal amount of $50,000 (collectively, the "June Notes"); and (c) surrendered a Series AA Convertible Debenture No. 05-0719 issued by the Company to Vicis on July 19, 2005, in the principal amount of $412,000 (the "Debenture"). At any time while the Note remains outstanding, Vicis may convert the outstanding principal balance and any accrued but unpaid interest on the
Note into shares of the Company's common stock, par value $.0005 per share, at a conversion price of $.166 per share (the "Conversion Shares"). The principal balance of the Note is due, in one lump sum payment, on August 10, 2007 (the "Maturity Date"), unless earlier converted. Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%). As so accrued, interest shall be due and payable to Vicis on the Maturity Date. If the Company commits any Event of Default (as defined in the Purchase Agreement), then the unpaid principal amount of, and accrued interest on, the Note may be accelerated by Vicis and become due and payable, whereupon the interest rate shall be increased to a rate of twenty percent (20%) per annum, subject to the limitations of applicable law. As security for the Company's obligations under the Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company's subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV (collectively the "Subsidiaries"), pursuant to the terms of a Stock Pledge and Escrow Agreement, dated August 11, 2006. Repayment of the Note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. As an inducement for Vicis to purchase the Note, Philip M. Cohen, President and Chief Executive Officer of the Company, agreed to amend his employment agreement to include a three (3) year non-compete clause.

NOTE E - COMMITMENTS AND CONTINGENCIES

On June 5, 2002, the Company entered into an Employment Agreement ("Original Agreement") with Philip Cohen. On March 23, 2006, the Original Agreement was replaced it its entirety with an Amended Employment Agreement ("Agreement") with respect to the provision of services as our Chief Executive Officer and President. On August 11, 2006, as an inducement for Vicis Capital Master Fund to loan the Company $1,302,000, Mr. Cohen agreed to execute a Second Amended Employment Agreement that added certain non-compete provisions for a three-year period following termination of the agreement.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE E - COMMITMENTS AND CONTINGENCIES (Continued)

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

On June 1, 2005, PetCARE TV entered into an employment agreement with Bernard J. Kouma with respect to the provision of services as its President, which agreement terminates on May 31, 2010, with a base salary of $72,000 per year. The agreement also contains a two-year non-compete clause.

On November 16, 2005, African American Medical Network entered into an employment agreement with Robert Cambridge with respect to the provision of services as its President, which agreement terminates on November 15, 2010, with a base salary of $72,000 per year. The agreement also contains a two-year non-compete clause.

On November 16, 2005, the Company entered into an employment agreement with Donald R. Mastropietro with respect to the provision of services as our Sr. Vice President Finance, Chief Financial Officer, Treasurer, and Assistant Secretary, which agreement terminates on November 15, 2010, with a base salary of $128,400 per year. The agreement also contains a two-year non-compete clause.

On November 16, 2005, the Company entered into an employment agreement with Charles V. Richardson with respect to the provision of services as our Sr. Vice President Marketing and Chief Marketing Officer, which agreement terminates on March 31, 2009, with a base salary of $150,000 per year. The agreement also contains a two-year non-compete clause.

On November 16, 2005, the Company entered into an employment agreement with Teresa J. Bray with respect to the provision of services as our Vice President Administration/Compliance and Secretary, which agreement terminates on November 15, 2010, with a base salary of $118,400 per year. The agreement also contains a two-year non-compete clause.

On March 1, 2006, KidCARE TV entered into an employment agreement with Elaine K. Mann with respect to the provision of services as its President, which agreement terminates on February 28, 2009, with a base salary of $72,000 per year. The agreement also contains a two-year non-compete clause.

NOTE F - CONTRACTS

On January 1, 2006, the Company entered into a one-year Consulting Agreement with Saddle Ranch Productions, Inc. ("Saddle Ranch"), a Florida corporation, wherein Saddle Ranch will provide consulting services; specifically relating to:
(i) all areas of video production, editing, and mastering; (ii) all areas of marketing, specifically related to geographic expansion of the networks and subscriber base; and (iii) all areas of advertising sales, including but not limited to the employment of regional sales directors for the

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE F - CONTRACTS (Continued)

express purpose of soliciting and obtaining advertising contracts and/or insertion order for the Company's networks with concentration on providing product adjacencies and/or exclusivity for multi-network purchases. The Company will pay Saddle Ranch an aggregate of $19,000 per month for the consulting services. On July 25, 2006, the Consulting Agreement between the Company and Saddle Ranch Productions, Inc. was amended to set out the monthly amount due for services rendered under the contract as well as the addition of a commission for advertising to be sold.

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

NOTE G - SUBSEQUENT EVENTS

On July 25, 2006, the Consulting Agreement between the Company and Saddle Ranch Productions, Inc. dated January 1, 2006, was amended to set out the monthly amount due for services rendered under the contract as well as the addition of a commission for advertising to be sold.

Effective July 25, 2006, by written action completed on August 7, 2006, the Company's shareholders owning an aggregate of 52.6% of the total shares outstanding of the Company, voted to approve the Medical Media Television, Inc. 2006 Equity Incentive Plan with an effective date of May 1, 2006.

On August 11, 2006, the Company issued a 10% Secured Convertible Promissory Note in the principal amount of $1,302,000 (the "Note") pursuant to the terms of a Note Purchase Agreement by and between the Company and Vicis Capital Master Fund ("Vicis"). The purchase price paid for the Note was (a) $790,000 cash; (b) the surrender of two secured promissory notes each in the principal amount of $50,000; and (c) the surrender of Series AA Convertible Debenture No. 05-0719 in the principal amount of $412,000. Repayment of the Note is guaranteed by the Company's subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV, and is also secured by a blanket lien encumbering the assets of the Company and its subsidiaries. In addition, as security for the Note, the Company pledged all of the capital stock of its subsidiaries pursuant to a Stock Pledge and Escrow Agreement dated August 11, 2006. The Note contains a number of negative covenants restricting the Company, as discussed in more detail in the Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on August 17, 2006.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE G - SUBSEQUENT EVENTS

On August 11, 2006, as an inducement to Vicis to loan the Company $1,302,000, Philip M. Cohen, the Company's President, executed a Second Amended Employment Agreement in which non-compete provisions were added for a three-year period following the termination of the employment agreement.

Effective August 11, 2006, Randall Maxey resigned as a member of the Company's Board of Directors. The resignation was not the result of a disagreement with the Company on any matter relating to the Company's operations, policies, or practices. The Board of Directors has not yet appointed a new director to fill the vacancy created by his resignation.

Item 2.          Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis provides information which management of Medical Media Television, Inc. ("Medical Media" or the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, including the audited financial statements and notes included therein. Because of the nature of the Company as a development stage company, the reported results will not necessarily reflect future results of operations or financial condition.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains "forward-looking statements", as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like "believe," "expect," "estimate," "anticipate," "intend," "project" and similar words or expressions which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may," "will," "should," "plans," "predicts," "potential," or "continue," or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

Medical Media is a Florida corporation organized on October 2, 1989. We are a development stage company focused on developing, establishing and marketing educational programming for distribution on a monthly basis to participating subscribers to our veterinary network, our medical network directed to the
African American population, and our pediatric network. Our educational programming is obtained through an annual subscription and is funded, in part, by commercial advertisers who benefit from an effective and convenient advertising medium to target their goods and services to the consumer patients. Our goal is to be recognized as a leading provider of advertiser-supported medical education programming for patients and clients within the place-based media environment of medical specialty offices nationwide.

We provide advertiser-supported patient/parent/client medical education programming within the place-based media environment of medical specialty offices nationwide. We have three wholly-owned operating subsidiaries: (1) PetCARE Television Network, Inc. ("PetCARE TV"), (2) African American Medical Network, Inc. ("African American Medical Network"); and (3) KidCARE Medical Television Network, Inc. ("KidCARE TV"). As discussed in more detail below, each of our subsidiaries targets a different consumer base.

Medical Media produces monthly DVD magazines that are distributed to the participating subscribers of PetCARE TV and African American Medical Network. We plan to provide monthly updated programming for KidCARE TV through either monthly DVD magazines or through direct video streaming at each subscribing location. The programming is funded, in part, by commercial advertisers that are reviewed and approved by the advisory boards serving each subsidiary. Our programming is obtained through an annual subscription with updated programming provided directly to the subscribers.

PetCARE TV

PetCARE TV's goal is to provide animal health and welfare education to a large number of consumers of pet products and services while serving as a unique advertising medium for companies that market those goods and services. Our educational programming is currently aired in veterinary practices across the U.S., Canada, Puerto Rico, and Australia where it is viewed by an estimated 4 million pet owners each month. Each month PetCARE TV provides an updated DVD magazine focused on optimal healthcare for animal companions. PetCARE TV also sells an instructional DVD to veterinarians for them to give to their clients, entitled "Welcome Home Your New Friend".

African American Medical Network

African American Medical Network's goal is to provide educational programming to doctor's offices nationwide serving African American patients, and to provide an advertising medium for commercial advertisers to target their goods and services to these consumer patients. Our educational programming is currently aired in hundreds of physician offices across the U.S. and is targeted to the patients of the more than 15,000 doctors who serve the majority of the 35 million U.S. African Americans.

KidCARE TV

KidCARE TV will target parent consumers in pediatric waiting rooms nationwide. KidCARE TV is not yet operational, but plans to establish a collaborative interaction with the viewing audience through its short informational segments developed to create awareness about preventative health measurers along with specific childhood illnesses and issues. These segments are designed to stimulate the viewer to seek further guidance from their pediatrician.
Interspersed   throughout   the   segments,   promotional   pieces  will  appear
demonstrating related health care items. KidCARE TV's primary target for subscribership will be members of the American Academy of Pediatrics.

Additional information about our Company and each of the aforementioned subsidiaries is available at the following websites, which we developed in cooperation with third-party consultants: www.medicalmediatelevision.com, www.petcaretv.com, www.africanamericanmedicalnetwork.com, and www.kidcaretv.com. These websites serve primarily as an informational tool for prospective subscribers and advertisers, who can log on to find out more about our business and the goods and services that we provide. Prospective subscribers are allowed to view samples of our current programming, review frequently asked questions, review our subscription process, and print out a subscription agreement.

We have expended approximately $6,250,000 through June 30, 2006 in developing our business plan. For the period from the implementation of our current business plan (June 2002) through June 30, 2006, we have generated revenue of $274,953 from advertising and $60,362 from sales of our educational DVD, "Welcome Home Your New Friend," distributed by our PetCARE TV subsidiary. During the same period, we also generated revenue from subscription sales to veterinarian offices of $88,487 of which $41,146 is recorded as deferred revenue.

Development Stage Company; Prior Going Concern Issue

We currently are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no established source of revenue. We do not anticipate significant revenues from advertising sales or subscription sales until the fourth quarter of 2006. The foregoing matters raise substantial doubt about the ability of our Company to continue as a going concern; however, as a result of a financing recently completed in August 2006 in which the Company received total cash proceeds of $790,000 and anticipated revenues, management now believes that the Company's cash on hand and funds generated from operations will be sufficient to fund its ongoing operations for the next twelve months. Management believes the current cash on hand or its anticipated revenues may not be sufficient to retire the full amount of the obligations described in the section entitled "Liquidity and Capital Resources," that mature during the next twelve months. As such, the Company may seek external sources to satisfy these obligations. Failure to obtain such funding would have a material adverse effect on the Company's results of operations and financial condition.

Our plan of operation for the twelve-month period following the date of this Quarterly Report on Form 10-QSB is to continue to develop and market our educational programming. We currently do not have any plans to purchase or sell any significant equipment, nor do we currently anticipate any significant changes in the number of employees. We do not own any real property.

Recent Events

On August 11, 2006, the Company issued a 10% Secured Convertible Promissory Note in the principal amount of $1,302,000 (the "Note") pursuant to the terms of a Note Purchase Agreement by and between the Company and Vicis Capital Master Fund ("Vicis"). The purchase price paid for the Note was (a) $790,000 cash; (b) the surrender of two secured promissory notes each in the principal amount of $50,000; and (c) the surrender of Series AA Convertible Debenture No. 05-0719 in the principal amount of $412,000. Repayment of the Note is guaranteed by the Company's subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV, and is also secured by a blanket lien encumbering the assets of the Company and its subsidiaries. In addition, as security for the Note, the Company pledged all of the capital stock of its subsidiaries pursuant to a Stock Pledge and Escrow Agreement dated August 11, 2006. The Note contains a number of negative covenants restricting the Company, as discussed in more detail in the Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on August 17, 2006.

On August 11, 2006, as an inducement to Vicis to loan the Company $1,302,000, Philip M. Cohen, the Company's President, executed a Second Amended Employment Agreement in which non-compete provisions were added for a three-year period following the termination of the employment agreement.

Effective August 11, 2006, Randall Maxey resigned as a member of the Company's Board of Directors. The resignation was not the result of a disagreement with the Company on any matter relating to the Company's operations, policies, or practices. The Board of Directors has not yet appointed a new director to fill the vacancy created by his resignation.

On July 25, 2006, the Consulting Agreement between the Company and Saddle Ranch Productions, Inc. dated January 1, 2006, was amended to set out the monthly amount due for services rendered under the contract as well as the addition of a commission for advertising to be sold.

Effective July 25, 2006, by written action completed on August 7, 2006, the Company's shareholders owning an aggregate of 52.6% of the total shares outstanding of the Company, voted to approve the Medical Media Television, Inc. 2006 Equity Incentive Plan with an effective date of May 1, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Revenue Recognition

The Company generates revenue from three primary sources, namely advertisers on its DVD magazines (the "Advertisers"), subscribers to its networks (the "Subscribers"), and the sale of our instructional DVD, Welcome Home Your New Friend. With regard to Advertisers, the Company recognizes revenue over the periods in which the advertisers' commercials appear on its DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement entered into by the Subscribers. With regard to Welcome Home Your New Friend, revenue is recognized in the period the DVDs are shipped.

Results of Operations

The following discussion and analysis sets forth the major factors that affect the Company's results of operations and financial condition reflected in the unaudited financial statements for the three-month period ended June 30, 2006 and the six-month period ended June 30, 2006. This discussion and analysis should be read in conjunction with the information contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, including the audited financial statements and footnotes included therein.

Results of Operations - Inception (October 2, 1989) to June 30, 2006

From inception to June 30, 2006, we had losses totaling $8,015,450. For this period, our general and administrative costs totaled $3,879,036 or 54% of total operating expenses. DVD production costs totaled $660,100 or 9% of total operating expenses, and sales and marketing costs totaled $2,450,420 or 34% of total operating expenses. The remainder of operating expense is represented by depreciation and amortization that totaled $198,979 or 3% of total operating expenses.

Results of Operations - Comparison of Six Months Ending June 30, 2006 and 2005

For the six-month period ending June 30, 2006, we had losses totaling $1,478,160, compared to losses of $960,945 for the same period in 2005. This is an increase of $517,215. During the six-month period ending June 30, 2006, our general and administration costs totaled $610,376 compared to $414,467 for the same period in 2005, which is primarily a result of: (i) costs related to our registration statement on Form SB-2 filed during the first quarter, (ii) placement fees related to the Quiros November Note and the CapitalSmart funding during the first quarter, and (iii) administrative expenses related to the operation of African American Medical Network that we acquired in November 2005. Our DVD production costs totaled $136,034 for the period ending June 30, 2006, compared to $77,123 for the same period in 2005. This increase is a result of additional production efforts related to African American Medical Network. Our sales and marketing costs totaled $618,734 for the six months ending June 30, 2006, compared to $191,027 for the same period in 2005. This increase is a result of increased sales and marketing efforts related to PetCARE TV and the addition of African American Medical Network. Depreciation and amortization costs totaled $43,243 for the six months ended June 30, 2006, which includes amortization of certain intangible assets acquired in the acquisition of African American Medical Network.

Results of Operations - Comparison of Three Months Ending June 30, 2006 and 2005

For the three-month period ending June 30, 2006, we had losses totaling $604,984, compared to losses of $494,029 for the same period in 2005. This is an increase of $110,955. During the three-month period ending June 30, 2006, our general and administration costs totaled $230,001 compared to $241,897 for the same period in 2005, which is primarily a result of: (i) costs related to our registration statement on Form SB-2 filed during the first quarter, (ii) placement fees related to the Quiros November Note and the CapitalSmart funding during the first quarter, and (iii) administrative expenses related to the operation of African American Medical Network that we acquired in November 2005. Our DVD production costs totaled $74,004 for the period ending June 30, 2006, compared to $40,604 for the same period in 2005. This increase is a result of additional production efforts related to African American Medical Network. Our sales and marketing costs totaled $256,165 for the three months ending June 30, 2006, compared to $70,617 for the same period in 2005. This increase is a result of increased sales and marketing efforts related to PetCARE TV and the addition of African American Medical Network. Depreciation and amortization costs totaled $21,587 for the three months ended June 30, 2006, which includes amortization of certain intangible assets acquired in the acquisition of African American Medical Network.

Liquidity and Capital Resources

We have approximately $754,000 of cash on hand as of August 11, 2006. As a result of a financing recently completed in August 2006 in which the Company received total cash proceeds of $790,000 and anticipated revenues, management now believes that the Company's cash on hand and funds generated from operations will be sufficient to fund its ongoing operations for the next twelve months. Management believes the current cash on hand or its anticipated revenues may not be sufficient to retire the full amount of the obligations described in the section entitled "Liquidity and Capital Resources," that mature during the next twelve months. As such, the Company may seek external sources to satisfy these obligations. Failure to obtain such funding would have a material adverse effect on the Company's results of operations and financial condition.

On May 16, 2002, we issued a non-interest bearing promissory note to James Calaway, a shareholder and former director, in the original principal amount of $100,000 (the "Calaway Note"). At June 30, 2006, the principal balance due on the Calaway Note was $61,000.

In June 2002, we issued the following shareholders non-interest bearing promissory notes (the "Hugo/Turner Notes"), all of which remained due and payable at June 30, 2006:

      o     Daniel V. Hugo, a former officer/director, in the amount of $16,668;
      o     Robert and Janna Hugo, in the amount of $4,000; and
      o     Robert and Jamie Turner, in the amount of $3,332.

On May 6, 2005, the Company issued to Vicis Capital Master Fund ("Vicis") a Series B Convertible Debenture (the "Debenture") in the principal amount of $250,000, and related Series D, Series E and Series F Common Stock Purchase Warrants. The Debenture has a term of 24 months and accrues interest an annual rate of fifteen percent (15%). The Company has the option to pay interest in cash or in shares of its registered common stock at a ten percent (10%) discount to the market price, as calculated pursuant to the express terms of the Debenture. At maturity, Vicis may convert the Debenture into shares of the Company's Common Stock at a price of $2.40 per share. On October 19, 2005, the conversion price was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture described in further detail below.

On November 16, 2005, the Company issued Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants to Vicis. Pursuant to the terms of the Series AA Convertible Debenture, Vicis loaned the Company an aggregate of $412,000 at an annual rate of interest of sixteen percent (16%). The Series AA Convertible Debenture was cancelled on August 11, 2006 and the principal amount due thereunder, plus all accrued and unpaid interest through August 11, 2006, became part of a Secured Convertible Promissory Note dated August 11, 2006 in the amount of $1,302,000. The terms of the Secured Convertible Promissory Note are described in detail below.

On November 16, 2005, the Company issued a Promissory Note for $100,000 to Laurence Wallace (the "Wallace Promissory Note"). The Wallace Promissory Note accrues interest at an annual rate of eight percent (8%). On the maturity date of the Wallace Promissory Note, Wallace has the option to execute a debt conversion agreement under which the principal amount of the Wallace Promissory Note will be converted into 100,000 units of the Company's securities, each unit consisting of (i) two shares of Medical Media's Common Stock (for an aggregate of 200,000 shares), and (ii) one Common Stock Purchase Warrant to purchase an additional share of Medical Media's Common Stock (for an aggregate of 100,000 warrants) with an exercise price of $1.00 per share. The Wallace Promissory Note was due on April 17, 2006. The Company is in the process of negotiating an extension of the Maturity Date, however, the Company may be unsuccessful in negotiating such an extension.

On November 16, 2005, the Company issued a Promissory Note for $200,000 to Carmen Bernstein (the "Bernstein Promissory Note"). The Bernstein Promissory Note accrues interest at an annual rate of ten percent (10%). On the maturity date of the Bernstein Promissory Note, Bernstein has the option to execute a debt conversion agreement under which the principal amount of the Bernstein
Promissory Note will be converted into 200,000 units of the Company's securities, each unit consisting of (i) one share of the Medical Media's common stock (for an aggregate of 200,000 shares), and (ii) one warrant to purchase an additional share of Medical Media's common stock (for an aggregate of 200,000 warrants) with an exercise price of $2.00 per share. The Bernstein Promissory Note was due on December 14, 2005, and, as of the date of this filing, has not been repaid although it has been extended indefinitely by mutual verbal agreement.

On  November  30,  2005,  the  Company  issued to William  H.  Quiros a 12-month
Convertible Promissory Note ("November Quiros Note") for $1,000,000 with interest accruing at the rate of twenty percent (20%) per annum, compounded semi-annually. Interest was to be paid at the end of each calendar quarter in either shares of Series C Zero Coupon Preferred Stock of the Company valued at $1.00 per share, or cash, at the option of Quiros. The Series C Zero Coupon Preferred Stock would convert into shares of the Company's Common Stock on the maturity date of the November Quiros Note at a ten percent (10%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion. On December 31, 2005 the Company issued 8,627 shares of its Series C Zero Coupon Preferred Stock as payment for $8,627 interest accrued through December 31, 2005. The 8,627 shares are convertible into 9,586 shares of the Company's Common Stock. At maturity, Quiros had the option to convert the November Quiros Note into Common Stock of the Company at a fixed conversion price of $.40 per share. The Company also issued Quiros five-year Common Stock Purchase Warrants ("Quiros Warrants") to purchase an aggregate of 2,500,000 shares of common stock at a Fixed Exercise price of $0.75 per share. On July 28, 2006, the Company and Quiros agreed to amend the terms of the November Quiros Note as follows: (i) the Maturity Date was extended to November 30, 2008; (ii) the note would not be convertible until the Maturity Date; (iii) the Company would have the option to repay the note at any time prior to the Maturity Date; (iv) the conversion price on the note was changed to an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, but in no event less than $0.166 per share; (v) quarterly interest payments on the note would be applied toward the balance remaining unpaid under the March Quiros Note (as described below) until such time as the entire $450,000 under the March Quiros Note has been received by the Company, at which time all future interest will accrue, but will not become due and payable until the maturity date; and (vi) certain price ratchets were deleted. The November Quiros Warrants were also amended to delete certain price ratchets. The November Quiros Note and the accompanying Common Stock Purchase Warrants are not convertible or exercisable such that Quiros' overall Common Stock ownership position in the Company exceeds 4.99%; provided, however, that upon Quiros providing the Company with sixty-one (61) days notice (the "Waiver Notice") that he would like to waive this restriction with regard to any or all shares of Common Stock issuable upon exercise of the conversion feature of the November Quiros Note, this restriction will be of no force or effect with regard to all or a portion of the November Quiros Note referenced in the Waiver Notice, and provided further that this provision shall be of no further force or effect during the sixty-one (61) days immediately preceding the expiration of the term of the November Quiros Note.

On January 27, 2006, the Company and CapitalSmart, LLC, a California limited liability corporation, ("CSmart") entered into a Note Purchase Agreement pursuant to which CSmart agreed to loan the Company an aggregate of $1,000,000 through installments of $250,000 on February 15, 2006 and $750,000 on March 31, 2006. As of July 28, 2006, Csmart had loaned the Company $624,580.50. The Note Purchase Agreement provided that the Company issue Csmart a convertible promissory note in the original aggregate face amount of $1,000,000 (the "CapitalSmart Note") and five-year Common Stock Purchase Warrants to purchase 2,500,000 shares of the Company's Common Stock (the "CSmart Warrants") at a Fixed Exercise Price of $0.75 per share. The Company has issued CSmart 625,000 Warrants. Pursuant to the terms of the Note Purchase Agreement, the Company issued the CSmart Note on February 15, 2006. The CSmart Note was to mature twelve months from the date of issuance (the "Maturity Date") and accrued interest at a rate of 20% (compounded semi-annually). Interest was payable at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash, at the option of CSmart. The first interest payment due on March 31, 2006 of $6,438 was paid on April 1, 2006. On the Maturity Date, CSmart had the option to convert the CSmart
Note into shares of the Company's Common Stock at a fixed conversion price of $0.40 per share. On July 28, 2006, CSmart and the Company agreed to cancel the Csmart Note and the outstanding 625,000 CSmart Warrants, and to issue in lieu thereof, separate replacement convertible promissory notes and warrants to the principals of CSmart or to entities controlled by the principals of CSmart. In accordance therewith, four convertible promissory notes in an aggregate amount equal to $1 million were issued to: Softrev Partners, Inc. for $250,000, Gilbert
B. Ross for $200,000, William H. Quiros for $450,000, and Steven Port for $100,000. The notes, described in detail herein, were issued on July 28, 2006 with an effective date as to when each principal contributed funds to the Company to be applied toward the CSmart note balance.

On February 15, 2006, the Company issued a Convertible Promissory Note to Steven
J. Port for $100,000 (the "February Port Note") and five-year Common Stock Purchase Warrants to purchase 250,000 shares of the Company's Common Stock at a Fixed Conversion Price of $0.75 per share (the "February Port Warrants"). The February Port Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. The February Port Note will mature twelve months from the date of issuance (the "Maturity Date") and accrues interest at the rate of 20% compounded semi-annually. At the option of Port, interest will be paid at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash. The Port Note is not be convertible until the Maturity Date. With the consent of both the Company and Port, the February Port Note may be extended for an additional 12 months with the terms of the interest payments remaining the same. On the Maturity Date, Port has the option to convert the February Port Note into shares of the Company's Common Stock at a price equal to forty cents ($0.40), or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166.

On February 16, 2006, the Company issued a Convertible Promissory Note to Gilbert B. Ross for $200,000 (the "Ross Note") and five-year Common Stock Purchase Warrants to purchase 500,000 shares of the Company's Common Stock at a Fixed Conversion Price of $0.75 per share (the "Ross Warrants"). The Ross Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. The Ross Note will mature three years from the date of issuance (the "Maturity Date") and accrues interest at the rate of twenty percent (20%) per annum. Interest accrues but is not due and payable until the Maturity Date. The Ross Note is not convertible until the Maturity Date. With the consent of both the Company and Ross, the Ross Note may be extended for an additional 12-month term, with the terms of the interest payments remaining the same. On the Maturity Date, Ross has the option to convert the Ross Note into shares of the Company's Common Stock at a price equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty
(20) days immediately preceding the conversion, but in no event shall the Conversion Price be less than $0.166 per share.

On March 31, 2006, the Company issued a Convertible  Promissory  Note to William
H. Quiros for $450,000 (the "March Quiros Note") and agreed to issue five-year Common Stock Purchase Warrants to purchase 1,125,000 shares of the Company's Common Stock at a Fixed Conversion Price of $0.75 per share (the "March Quiros Warrants"). The March Quiros Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. The March Quiros Note will mature three years from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) per annum. Interest accrues but is not due and payable until the Maturity Date. The March Quiros Note not convertible until the Maturity Date. With the consent of both the Company and Quiros, the March Quiros Note may be extended for an additional 12-month term, with the terms of the interest payments remaining the same. On the Maturity Date, Quiros has the option to convert the March Quiros Note into shares of the Company's Common Stock at a price equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, but in no event shall the Conversion Price be less than $0.166 per share.

On March 31, 2006, the Company issued a Convertible Promissory Note to Elaine G. Edinburg for $10,000 (the "Edinburg Note") and five-year Common Stock Purchase Warrants to purchase 25,000 shares of the Company's Common Stock at a Fixed Conversion Price of $0.75 per share (the "Edinburg Warrants"). The Edinburg Note matures twelve months from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) compounded semi-annually. At the option of Edinburg, interest will be paid at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash. On the Maturity Date, Edinburg had the option to convert the Edinburg Note into shares of the Company's Common Stock at a Fixed

Conversion Price of $0.40 per share. With the consent of both the Company and Edinburg, the Edinburg Note may be extended for an additional twelve (12) months with the terms of the interest payments remaining the same. On June 20, 2006, Edinburg and the Company agreed to amend the Edinburg Note and Edinburg Warrants as follows: (i) the conversion price was changed to the Investor's option of an amount equal to forty cents ($0.40) or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166; and (ii) price ratchets were deleted.

On April 1, 2006, the Company issued a Convertible Promissory Note to Steven J. Port for $125,000 made in installments (the "April Port Note") and five-year Common Stock Purchase Warrants to purchase 312,500 shares of the Company's Common Stock at a Fixed Conversion Price of $0.75 per share (the "April Port Warrants"). The original maturity date of the April Port Note was April 30, 2006 and interest accrues at the rate of twenty percent (20%) per annum. Interest accrues, but is not due and payable until the Maturity Date. The April Port Note automatically extends to the end of each succeeding month until such time as the Port provides a 15-day written notice to the Company that the April Port Note may no longer be automatically extended. The terms of interest will remain the same throughout the automatic extension periods. On the Maturity Date, Port has the option to convert the April Port Note into shares of the Company's Common Stock at a price equal to an amount equal to forty cents ($0.40), or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166.

On April 16, 2006, the Company issued a Convertible Promissory Note to Softrev Partners, Inc. for $250,000 (the "Softrev Note") and five-year Common Stock Purchase Warrants to purchase 625,000 shares of the Company's Common Stock at a Fixed Conversion Price of $0.75 per share (the "Softrev Warrants"). The Softrev Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. The Softrev Note matures three years from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) per annum. Interest accrues but is not due and payable until the Maturity Date. The Softrev Note shall not be convertible until the Maturity Date. With the consent of both the Company and Softrev, the Softrev Note may be extended for an additional 12-month term, with the terms of the interest payments remaining the same. On the Maturity Date, Softrev has the option to convert the Softrev Note into shares of the Company's Common Stock at a price equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, but in no event shall the Conversion Price be less than $0.166 per share.

On June 1, 2006, the Company issued a Secured Promissory Note to Vicis for $50,000 ("Vicis June 1 Secured Note"). The Vicis June 1 Secured Note was to mature on December 31, 2006 and accrued interest at a rate of eighteen percent (18%) per annum. The Vicis June 1 Secured Note was secured by all accounts receivable due from Butler Animal Health Supply after June 1, 2006, or any other money due the Company from any and all other sources. The Vicis June 1 Secured Note could be prepaid in whole or in part at any time, with a prepayment penalty of $5,492.25. On August 11, 2006, Vicis surrendered the Vicis June 1 Secured Note as partial consideration for the Company's issuance of a Secured Convertible Promissory Note in the principal amount of $1,302,000.

On June 30, 2006, the Company issued a Secured Promissory Note to Vicis for $50,000 ("Vicis June 30 Secured Note"). The Vicis June 30 Secured Note was to mature on January 31, 2007 and accrued interest at a rate of eighteen percent (18%) per annum. The Vicis June 30 Secured Note was secured by all accounts receivable due from Butler Animal Health Supply after June 30, 2006, or any other money due the Company from any and all other sources. The Vicis June 30 Secured Note could be prepaid in whole or in part at any time, with a prepayment penalty of $5,492.25. On August 11, 2006, Vicis surrendered the Vicis June 30 Secured Note as partial consideration for the Company's issuance of a Secured Convertible Promissory Note in the principal amount of $1,302,000.

On August 11, 2006, the Company issued a 10% Secured Convertible Promissory Note in the principal amount of $1,302,000 (the "Note") to Vicis pursuant to the terms of that certain Note Purchase Agreement (the "Purchase Agreement") of even date therewith. As consideration for the Note, Vicis (a) delivered $790,000 in cash (the "Cash Payment"); (b) surrendered two secured promissory notes issued by the Company to Vicis on June 1, 2006, and June 30, 2006, respectively, each in the principal amount of $50,000 (collectively, the "June Notes"); and (c) surrendered a Series AA Convertible Debenture No. 05-0719 issued by the Company to Vicis on July 19, 2005, in the principal amount of $412,000 (the "Debenture"). At any time while the Note remains outstanding, Vicis may convert the outstanding principal balance and any accrued but unpaid interest on the
Note into shares of the Company's common stock, par value $.0005 per share, at a conversion price of $.166 per share (the "Conversion Shares"). The principal balance of the Note is due, in one lump sum payment, on August 10, 2007 (the "Maturity Date"), unless earlier converted. Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%). As so accrued, interest shall be due and payable to Vicis on the Maturity Date. If the Company commits any Event of Default (as defined in the Purchase Agreement), then the unpaid principal amount of, and accrued interest on, the Note may be accelerated by Vicis and become due and payable, whereupon the interest rate shall be increased to a rate of twenty percent (20%) per annum, subject to the limitations of applicable law. As security for the Company's obligations under the Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company's subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV (collectively the "Subsidiaries"), pursuant to the terms of a Stock Pledge and Escrow Agreement, dated August 11, 2006. Repayment of the Note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. In addition to the foregoing, the Purchase Agreement contains negative covenants restricting the Company's activities while the Note remains outstanding, as discussed in more detail in the Current Report on Form 8-K filed with the SEC on August 17, 2006. As an inducement for Vicis to purchase the Note, Philip M. Cohen, President and Chief Executive Officer of the Company, agreed to amend his employment agreement to include a three (3) year non-compete clause.

From inception through June 30, 2006, we incurred interest expense of $1,127,022. This amount includes accrued interest totaling approximately $104,735 related to the Capital Smart Note, the Series B Convertible Debenture, the Vicis $412,000 Note, and the Bernstein and Wallace Promissory Notes. It also includes (i) a $250,000 non-cash payment of interest related to the Victus
February Note (in May 2004, we issued 11,905 shares of our Common Stock at $21.00 per share and 23,810 Common Stock Purchase Warrants in lieu of $250,000 in interest due), (ii) a $307,044 payment of interest related to the Edge Notes (which was paid through the issuance of 307,044 shares of Series A Zero Coupon Preferred Stock), (iii) a $312,329 payment of interest related to the Vicis Debentures and Maltzer Note (which was paid through the issuance of 312,239 shares of Series B Zero Coupon Preferred Stock), and (iv) a $8,627 payment of interest related to the Quiros November Note (which was paid through the issuance of 8,627 shares of Series C Zero Coupon Preferred Stock), and (v) an additional $144,287 in interest paid.

If we do not generate revenues or secure debt or equity financing, we will be unable to pay one or more of the obligations referenced above.

Item 3.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's quarter ended June 30, 2006, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On March 31, 2006, the Company issued a Convertible Promissory Note to Elaine G. Edinburg for $10,000 (the "Edinburg Note") and five-year Common Stock Purchase Warrants to purchase 25,000 shares of the Company's Common Stock at a Fixed Conversion Price of $0.75 per share (the "Edinburg Warrants"). The Edinburg Note matures twelve months from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) compounded semi-annually. At the option of Edinburg, interest will be paid at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash. On the Maturity Date, Edinburg had the option to convert the Edinburg Note into shares of the Company's Common Stock at a Fixed Conversion Price of $0.40 per share. With the consent of both the Company and Edinburg, the Edinburg Note may be extended for an additional twelve (12) months with the terms of the interest payments remaining the same. On June 20, 2006, Edinburg and the Company agreed to amend the Edinburg Note and Edinburg Warrants as follows: (i) the conversion price was changed to the Investor's option of an amount equal to forty cents ($0.40) or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166; and (ii) price ratchets were deleted. The issuance of the Edinburg Note was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Edinburg Note was issued to institutional or accredited investors only. The shares of Common Stock underlying the securities have standard piggy-back registration rights.

On April 1, 2006, the Company issued a Convertible Promissory Note to Steven J. Port in the principal amount of $125,000 (the "April Port Note") and related common stock purchase warrants to purchase, in the aggregate, 312,500 shares of the Company's common stock at an exercise price of $0.75 per share (the "April Port Warrants"). The April Port Warrants have a term of five years. The original maturity date of the April Port Note was April 30, 2006 and interest accrues at a rate of twenty percent (20%) per annum. Interest accrues, but is not due and payable until the Maturity Date. The April Port Note automatically extends to the end of each succeeding month until such time as the Port provides a 15-day written notice to the Company that the April Port Note may no longer be automatically extended. The terms of interest will remain the same throughout the automatic extension periods. On the Maturity Date, Port has the option of converting the unpaid principal and accrued interest into shares of the Company's common stock at a conversion price equal to $0.40 or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion; provided, however, that such conversion price shall not be less than $0.166 per share. The issuance of the April Port Note and April Port Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the securities were issued to institutional or accredited investors only. The shares of Common Stock underlying the securities have standard piggy-back registration rights.

On June 1, 2006, the Company issued a Secured Promissory Note to Vicis in the principal amount of $50,000 (the "First June Note"). The issuance of the First June Note was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the First June Note was issued to institutional or accredited investors only.

On June 30, 2006, the Company issued a Secured Promissory Note to Vicis in the principal amount of $50,000 (the "Second June Note"). The issuance of the Second June Note was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Second June Note was issued to institutional or accredited investors only.

On August 11, 2006, the Company issued a 10% Secured Convertible Promissory Note in the principal amount of $1,302,000 (the "Note") to Vicis pursuant to the terms of that certain Note Purchase Agreement (the "Purchase Agreement") of even date therewith. As consideration for the Note, Vicis (a) delivered $790,000 in cash (the "Cash Payment"); (b) surrendered two secured promissory notes issued by the Company to Vicis on June 1, 2006, and June 30, 2006, respectively, each in the principal amount of $50,000 (collectively, the "June Notes"); and (c) surrendered a Series AA Convertible Debenture No. 05-0719 issued by the Company to Vicis on July 19, 2005, in the principal amount of $412,000 (the "Debenture"). At any time while the Note remains outstanding, Vicis may convert the outstanding principal balance and any accrued but unpaid interest on the
Note into shares of the Company's common stock, par value $.0005 per share, at a conversion price of $.166 per share (the "Conversion Shares"). The principal balance of the Note is due, in one lump sum payment, on August 10, 2007 (the "Maturity Date"), unless earlier converted. Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%). The issuance of the Second June Note was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Second June Note was issued to institutional or accredited investors only.

Issuer Purchases of Equity Securities

         The Company did not repurchase any equity securities during the fiscal quarter ended June 30, 2006.

Item 3.           Defaults upon Senior Securities.

On November 16, 2005, the Company issued a Promissory Note for $100,000 to Laurence Wallace (the "Wallace Promissory Note"). The Wallace Promissory Note accrues interest at an annual rate of eight percent (8%). The entire principal balance plus any accrued but unpaid interest was due on April 17, 2006. The Wallace Promissory Note is currently in default and we are in the process of negotiating an extension of the Maturity Date, however we may be unsuccessful in negotiating such an extension.

On November 16, 2005, the Company issued a Promissory Note for $200,000 to Carmen Bernstein (the "Bernstein Promissory Note"). The Bernstein Promissory Note accrues interest at an annual rate of ten percent (10%). The entire principal balance plus any accrued but unpaid interest was due on December 14, 2005. As of the date of this filing, the amounts due thereunder have not been repaid, although it has been extended indefinitely by mutual verbal agreement.

Item 4.           Submission of Matters to a Vote of Security Holders.

Effective July 25, 2006, by written action completed on August 7, 2006, the Company's shareholders owning an aggregate of 52.6% of the total shares outstanding of the Company, voted to approve the Medical Media Television, Inc. 2006 Equity Incentive Plan with an effective date of May 1, 2006.

Item 5.           Other Information.

None.

                  (Remainder of page left intentionally blank.)

Item 6.           Exhibits.

---------- ----------------------- --------------------------------------------------------------------------------------------
Exh. No.      Date of Document                                       Description of Document
---------- ----------------------- --------------------------------------------------------------------------------------------
3.0        January 2, 1997         Amended and Restated Articles of Incorporation of Transition Lifestyle Consultants, Inc. (1)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.1        June 12, 2002           Articles of Amendment to the Articles of Incorporation (name change to PetCARE Television
                                   Network, Inc.) (1)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.2        August 2, 2002          Articles of Amendment to the Articles of Incorporation (Series A Convertible Preferred
                                   Stock). (1)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.3        November 12, 2003       Articles of Amendment to the Articles of Incorporation (Series B Convertible Preferred
                                   Stock). (2)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.4        March 30, 2004          Articles of Amendment to the Articles of Incorporation (amend Series A Convertible
                                   Preferred Stock). (2)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.5        June 10, 2004           Articles of Amendment to the Articles of Incorporation (amend Series B Convertible
                                   Preferred Stock). (3)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.6        March 25, 2005          Articles of Amendment to the Articles of Incorporation (increase in authorized stock). (4)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.7        April 21, 2005          Articles of Amendment to the Articles of Incorporation (name change to Medical Media
                                   Television, Inc.). (4)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.8        July 14, 2005           Articles of Amendment to the Articles of Incorporation (Series A Zero Coupon Preferred;
                                   Series B Zero Coupon Preferred). (5)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.9        November 16, 2005       Articles of Merger. (6)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.10       December 22, 2005       Articles of Amendment to the Articles of Incorporation (Series C Zero Coupon Preferred
                                   Stock). (7)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.13       N/A                     Bylaws of PetCARE Television Network, Inc. (1)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.0       November 30, 2005       Amended Note Purchase Agreement from the Company to William H. Quiros for a $1,000,000 loan  (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.1       February 14, 2006       Note Purchase Agreement between the Company and Steven J. Port for a $100,000 loan (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.2       February 15, 2006       Convertible Promissory Note from the Company to Steven J. Port for $100,000 (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.3       February 15, 2006       Common Stock Purchase Warrant from the Company to Steve J. Port (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.4       February 16, 2006       Note Purchase Agreement between the Company and Gilbert B. Ross for a $200,000 loan (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.5       February 16, 2006       Convertible Promissory Note from the Company to Gilbert B. Ross for $200,000 (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.6       February 16, 2006       Common Stock Purchase Warrant from the Company to Gilbert B. Ross (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.7       March 30, 2006          Note Purchase Agreement between the Company and William H. Quiros for a $450,000 loan (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.8       March 31, 2006          Convertible Promissory Note from the Company to William H. Quiros for $450,000 (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.9       March 31, 2006          Amended Note Purchase Agreement between the Company and Elaine G. Edinburg for a $10,000 loan (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.10      April 1, 2006           Note Purchase Agreement between the Company and Steven J. Port for a $125,000 loan (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.11      April 1, 2006           Convertible Promissory Note from the Company to Steven J. Port for $125,000 (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.12      April 1, 2006           Common Stock Purchase Warrant from the Company to Steve J. Port (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.13      April 15, 2006          Note Purchase Agreement between the Company and Softrev Partners, Inc. for a $250,000 loan (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.14      April 16, 2006          Convertible Promissory Note from the Company to Softrev Partners, Inc. for $250,000 (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.15      April 16, 2006          Common Stock Purchase Warrant from the Company to Softrev Partners, Inc. (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.16      May 1, 2006             2006 Medical Media Television, Inc. Equity Incentive Plan (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.17      June 1, 2006            Secured Promissory Note from the Company to Vicis Capital Master Fund for $50,000 (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.18      June 30, 2006           Secured Promissory Note from the Company to Vicis Capital Master Fund for $50,000 (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.19      July 25, 2006           Amended Consulting Agreement between the Company and Saddle Ranch Productions, Inc. (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.20      July 26, 2006           Common Stock Purchase Warrant from the Company to William H. Quiros (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
23.1       August 21, 2006         Consent of Independent Public Accounting Firm (*)
---------- ----------------------- --------------------------------------------------------------------------------------------

---------- ----------------------- --------------------------------------------------------------------------------------------
31.1       August 21, 2006         Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and
                                   Rule 14d-14(a). (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
31.2       August 21, 2006         Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
32.1       August 21, 2006         Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
32.2       August 21, 2006         Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)
---------- ----------------------- --------------------------------------------------------------------------------------------

-------------------

(1) Previously filed with Registration Statement on Form SB-2 filed on November 5, 2003.

(2) Previously filed with Form 10-KSB for year ended December 31, 2003 filed on March 26, 2004.

(3) Previously filed with Form 10-QSB for period ended June 30, 2004 filed on August 18, 2004.

(4) Previously filed with Form 10-QSB for period ended March 31, 2005 filed on May 16, 2005.

(5) Previously filed with Form 10-QSB for period ended June 30, 2005 filed on September 9, 2005.

(6) Previously filed with Form 10-QSB for period ended September 30, 2005 filed on November 21, 2005.

(7)   Previously filed with Form SB-2 filed on February 10, 2006.

(*)   Filed herewith.

                  (Remainder of page left intentionally blank.)

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 21, 2006         MEDICAL MEDIA TELEVISION, INC.

                                  By:      /s/ Philip M. Cohen
                                     -------------------------------------------
                                       Philip M. Cohen, President and Chief
                                       Executive Officer

                                  By:      /s/ Donald R. Mastropietro
                                     -------------------------------------------
                                       Donald R. Mastropietro,  Vice President
                                       Finance and Chief Financial Officer