Form 10QSB
period 2006-09-30
Medical Media Television, Inc.
filed 2006-11-20
CIK 1235899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes ? No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |X| No |_|


The number of shares outstanding of the Registrant's common stock as of November 7, 2006 was 21,117,136.


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


Accountants' Review Report                                                     3


Consolidated Balance Sheets as of September 30, 2006
  and December 31, 2005                                                        4


Consolidated Statements of Operations for the three and
nine months ended September 30, 2006 and 2005, and from
inception (October 2, 1989) through September 30, 2006                         5


Consolidated Statements of Changes in Stockholders' Equity from
inception (October 2, 1989) through September 30, 2006                         6


Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005, and from inception
(October 2, 1989) through September 30, 2006                                   7


Notes to the Consolidated Financial Statements                              8-21

                         BAUMANN, RAYMONDO & COMPANY PA
                         405 North Reo Street, Suite 200
                              Tampa, Florida 33609
                                 (813) 288-8826

             Report of Independent Registered Public Accounting Firm

Board of Directors
Medical Media Television, Inc.
Tampa, Florida

We have reviewed the accompanying consolidated balance sheet of Medical Media Television, Inc. as of September 30, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ Baumann, Raymondo & Company PA
----------------------------------
BAUMANN, RAYMONDO & COMPANY PA
November 17, 2006

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                                     September 30,      December 31,
                                                                                         2006              2005
                                     ASSETS                                            Unaudited          Audited
                                                                                      -----------       -----------
Current assets:
    Cash                                                                              $    37,092       $    75,248
    Accounts receivable                                                                    60,285                --
    Prepaid expenses and other current assets                                             106,421            36,010
                                                                                      -----------       -----------
         Total current assets                                                             203,798           111,258
                                                                                      -----------       -----------

Fixed assets:
    Computer equipment                                                                     18,473            19,585
    Leasehold improvements                                                                  6,196             6,196
                                                                                      -----------       -----------
                                                                                           24,669            25,781
    Less accumulated depreciation                                                         (15,918)          (11,180)
                                                                                      -----------       -----------
                                                                                            8,751            14,601
                                                                                      -----------       -----------

Other assets:
    Goodwill                                                                            1,271,037         1,271,037
    Intangible assets                                                                     240,625           300,000
    Security deposits                                                                       7,596             7,596
                                                                                      -----------       -----------
         Total other assets                                                             1,519,258         1,578,633
                                                                                      -----------       -----------

         Total assets                                                                 $ 1,731,807       $ 1,704,492
                                                                                      ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                                  $   326,237       $   530,175
    Accrued expenses and other current liabilities                                        797,482           512,899
    Deferred revenue                                                                       29,485            22,485
    Notes payable to stockholders                                                       2,141,999         1,496,437
                                                                                      -----------       -----------
         Total current liabilities                                                      3,295,203         2,561,996
                                                                                      -----------       -----------

Long-term liabilities
    Note payable to stockholder                                                         1,578,751           250,000
    Deferred revenue                                                                        3,786            17,985
                                                                                      -----------       -----------
         Total long-term liabilities                                                    1,582,537           267,985
                                                                                      -----------       -----------

         Total liabilities                                                              4,877,740         2,829,981
                                                                                      -----------       -----------

    Stockholders' deficit:
       Preferred stock - no par value; 25,000,000 shares authorized; 1,682,044
         Series A Zero Coupon, shares issued and outstanding, 2,612,329 Series B
         Zero Coupon, shares issued and outstanding,
         and 21,269 Series C Zero Coupon, shares issued and outstanding                 4,315,642         4,303,000
       Common stock - par value $.0005; 100,000,000 shares authorized;
         21,117,136 and 20,725,104 shares issued and outstanding at
         June 30, 2006 and December 31, 2005 respectively                                  10,558            10,363
       Additional paid-in capital                                                       1,220,830         1,098,438
       Accumulated deficit during development stage                                    (8,692,963)       (6,537,290)
                                                                                      -----------       -----------
          Total stockholders' deficit                                                  (3,145,933)       (1,125,489)
                                                                                      -----------       -----------

          Total liabilities and stockholders' deficit                                 $ 1,731,807       $ 1,704,492
                                                                                      ===========       ===========

               The accompanying footnotes are an integral part of
                    these consolidated financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
             FROM INCEPTION (OCTOBER 2, 1989) to SEPTEMBER 30, 2006

                                                      September 30, 2006                 September 30, 2005
                                               ------------------------------      ------------------------------         From
                                              For the Three     For the Nine      For the Three      For the Nine      Inception to
                                               Months Then       Months Then        Months Then      Months Then      September 30,
                                                  Ended             Ended               Ended           Ended             2006
                                               ------------      ------------      ------------      ------------      ------------
Revenues, net                                  $    117,723      $    301,896      $     63,547      $    112,858      $    502,428

Cost of revenues                                      8,924            58,583             8,612            29,492           102,314
                                               ------------      ------------      ------------      ------------      ------------

Gross profit                                        108,799           243,313            54,935            83,366           400,114
                                               ------------      ------------      ------------      ------------      ------------

Operating expenses:
    DVD production costs                             78,234           214,268            32,447           109,570           738,334
    General and administration                      319,171           929,547           171,950           586,417         4,198,207
    Sales and marketing                             235,490           854,224           160,410           351,437         2,685,910
    Depreciation and amortization                    21,404            64,645             1,663             4,449           220,383
                                               ------------      ------------      ------------      ------------      ------------
         Total operating expense                    654,299         2,062,684           366,470         1,051,873         7,842,834
                                               ------------      ------------      ------------      ------------      ------------

Operating loss                                     (545,500)       (1,819,371)         (311,535)         (968,507)       (7,442,720)
                                               ------------      ------------      ------------      ------------      ------------

Other income and (expense)
    Interest expense                               (130,290)         (335,242)          (29,294)         (334,367)       (1,257,312)
    Disposal of fixed assets                         (1,723)           (1,723)              105                --            (1,723)
    Interest income                                      --               174                --               254             2,039
    Other income                                         --               489                --               951             2,928
    Gain on sale of subsidiary                           --                --                --                 0             2,421
                                               ------------      ------------      ------------      ------------      ------------
         Total other income (expense)              (132,013)         (336,302)          (29,189)         (333,162)       (1,251,647)
                                               ------------      ------------      ------------      ------------      ------------

Loss before extraordinary items                    (677,513)       (2,155,673)         (340,724)       (1,301,669)       (8,694,367)

    Gain on extinguishment of debt                       --                --                --                --             1,404
                                               ------------      ------------      ------------      ------------      ------------

Loss before taxes                                  (677,513)       (2,155,673)         (340,724)       (1,301,669)       (8,692,963)

    Provision for income taxes                           --                --                --                --                --
                                               ------------      ------------      ------------      ------------      ------------

Net loss                                       $   (677,513)     $ (2,155,673)     $   (340,724)     $ (1,301,669)     $ (8,692,963)
                                               ============      ============      ============      ============      ============

Net loss per share, basic and diluted                ($0.03)           ($0.10)           ($0.26)           ($0.99)           ($5.42)
                                               ============      ============      ============      ============      ============

Weighted average shares, basic and diluted       21,117,136        21,069,984         1,309,478         1,309,337         1,602,567
                                               ============      ============      ============      ============      ============

               The accompanying footnotes are an integral part of
                    these consolidated financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR PERIOD FROM INCEPTION (OCTOBER 2, 1989) THROUGH SEPTEMBER 30, 2006

                                                Preferred Stock                 Common Stock            Additional
                                           ---------------------------   ---------------------------     Paid-in       Subscription
                                              Shares        Amount         Shares          Amount        Capital        Receivable
                                           ------------   ------------   ------------   ------------   ------------    ------------
Issuance of $0.01 par value common
  shares to an individual for a note                 --   $         --          1,000   $        100   $      1,900    $     (2,000)
Payment of subscription receivable                   --             --             --             --             --           1,885
Stock split 2,000:1 and change par                   --             --             --             --             --              --
  value from $0.01 to $0.0005                        --             --      1,999,000            900           (900)             --
                                           ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1996                           --             --      2,000,000          1,000          1,000            (115)

Repurchase of shares                                 --             --             --             --             --              --
Issuance of common stock                             --             --      2,476,000          1,238          3,762          (5,000)
                                           ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1997                           --             --      4,476,000          2,238          4,762          (5,115)

Net loss                                             --             --             --             --             --              --
                                           ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1998                           --             --      4,476,000          2,238          4,762          (5,115)
                                           ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1999                           --             --      4,476,000          2,238          4,762          (5,115)

Shares issued in connection
  with merger with Y2K Recording, Inc.               --             --      1,025,000            513             --              --
Net income                                           --             --             --             --             --              --
                                           ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2000                           --             --      5,501,000          2,751          4,762          (5,115)

Shares issued in connection
  with merger with Savage Mojo, Inc.                 --             --      8,000,000          4,000             --              --
Shares issued for services                           --             --         10,000              5            995              --
Contributed capital                                  --             --             --             --          5,672              --
Net loss                                             --             --             --             --             --              --
                                           ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2001                           --             --     13,511,000          6,756         11,429          (5,115)

Series A shares sold in private placement        47,750         95,500             --             --             --              --
Retire treasury stock                                --             --     (1,725,000)          (863)        (4,137)             --
Shares issued as premium for notes                   --             --      2,939,553          1,470             --              --
Shares issued for Cohen employment
  agreement                                          --             --        748,447            374         74,471              --
Cancellation of outstanding stock
  returned by M. Klimes                              --             --     (4,000,000)        (2,000)            --              --
Shares issued for services                           --             --        312,000            156         31,044              --
Payment of subscription receivable                   --             --             --             --             --           5,000
Write off of subscription receivable                 --             --             --             --             --             115
Net loss                                             --             --             --             --             --              --
                                           ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2002                       47,750         95,500     11,786,000          5,893        112,807              --

Shares issued for services                           --             --         50,000             25          4,975              --
Series A shares sold in private placement        53,500        107,000             --             --             --              --
Series B shares sold in private placement         1,000          2,000             --             --             --              --
Net loss                                             --             --             --             --             --              --
                                           ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2003                      102,250        204,500     11,836,000          5,918        117,782              --

Conversion of Series A to common               (101,250)      (202,500)       525,959            263        202,237              --
Cancellation and refund of Series B              (1,000)        (2,000)            --             --             --              --
Shares issued for services                           --             --        372,583            186        101,828              --
Shares issued for debt                               --             --        357,143            179        249,821              --
Net loss                                             --             --             --             --             --              --
                                           ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2004                           --             --     13,091,685          6,546        671,668              --

Effects of 30:1 reverse stock split                  --             --    (12,654,986)        (6,327)         6,327              --
Issuance of dividend shares                          --             --        872,779            436           (436)             --
Conversion of debt to preferred               4,303,000      4,303,000             --             --             --              --
Acquisition of African American
  Medical Network, Inc.                              --             --     19,415,626          9,708        420,879              --
Net loss                                             --             --             --             --             --              --
                                           ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2005                    4,303,000      4,303,000     20,725,104         10,363      1,098,438              --

Shares issued for services                           --             --        246,195            122         98,355              --
Warrants exercised                                   --             --        145,837             73         24,037              --
Conversion of debt to preferred                  12,642         12,642             --             --             --              --
Net loss                                             --             --             --             --             --              --
                                           ------------   ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2006                   4,315,642   $  4,315,642     21,117,136   $     10,558   $  1,220,830    $         --
                                           ============   ============   ============   ============   ============    ============

                                              Accumulated
                                                Deficit
                                                during             Treasury Stock
                                              Development    ---------------------------
                                                 Stage          Shares         Amount         Total
                                              ------------   ------------   ------------   ------------
Issuance of $0.01 par value common
  shares to an individual for a note          $         --   $         --   $         --   $         --
Payment of subscription receivable                      --             --             --          1,885
Stock split 2,000:1 and change par                      --             --             --             --
  value from $0.01 to $0.0005                           --             --             --             --
                                              ------------   ------------   ------------   ------------
Balance, December 31, 1996                              --             --             --          1,885

Repurchase of shares                                    --     (1,725,000)        (5,000)        (5,000)
Issuance of common stock                                --             --             --             --
                                              ------------   ------------   ------------   ------------
Balance, December 31, 1997                              --     (1,725,000)        (5,000)        (3,115)

Net loss                                            (2,867)            --             --         (2,867)
                                              ------------   ------------   ------------   ------------
Balance, December 31, 1998                          (2,867)    (1,725,000)        (5,000)        (5,982)
                                              ------------   ------------   ------------   ------------
Balance, December 31, 1999                          (2,867)    (1,725,000)        (5,000)        (5,982)

Shares issued in connection
  with merger with Y2K Recording, Inc.                  --             --             --            513
Net income                                             434             --             --            434
                                              ------------   ------------   ------------   ------------
Balance, December 31, 2000                          (2,433)    (1,725,000)        (5,000)        (5,035)

Shares issued in connection
  with merger with Savage Mojo, Inc.                    --             --             --          4,000
Shares issued for services                              --             --             --          1,000
Contributed capital                                     --             --             --          5,672
Net loss                                           (57,151)            --             --        (57,151)
                                              ------------   ------------   ------------   ------------
Balance, December 31, 2001                         (59,584)    (1,725,000)        (5,000)       (51,514)

Series A shares sold in private placement               --             --             --         95,500
Retire treasury stock                                   --      1,725,000          5,000             --
Shares issued as premium for notes                      --             --             --          1,470
Shares issued for Cohen employment
  agreement                                             --             --             --         74,845
Cancellation of outstanding stock
  returned by M. Klimes                                 --             --             --         (2,000)
Shares issued for services                              --             --             --         31,200
Payment of subscription receivable                      --             --             --          5,000
Write off of subscription receivable                    --             --             --            115
Net loss                                          (498,888)            --             --       (498,888)
                                              ------------   ------------   ------------   ------------
Balance, December 31, 2002                        (558,472)            --             --       (344,272)

Shares issued for services                              --             --             --          5,000
Series A shares sold in private placement               --             --             --        107,000
Series B shares sold in private placement               --             --             --          2,000
Net loss                                        (1,825,313)            --             --     (1,825,313)
                                              ------------   ------------   ------------   ------------
Balance, December 31, 2003                      (2,383,785)            --             --     (2,055,585)

Conversion of Series A to common                        --             --             --             --
Cancellation and refund of Series B                     --             --             --         (2,000)
Shares issued for services                              --             --             --        102,014
Shares issued for debt                                  --             --             --        250,000
Net loss                                        (2,188,203)            --             --     (2,188,203)
                                              ------------   ------------   ------------   ------------
Balance, December 31, 2004                      (4,571,988)            --             --     (3,893,774)

Effects of 30:1 reverse stock split                     --             --             --             --
Issuance of dividend shares                             --             --             --             --
Conversion of debt to preferred                         --             --             --      4,303,000
Acquisition of African American
  Medical Network, Inc.                                 --             --             --        430,587
Net loss                                        (1,965,302)            --             --     (1,965,302)
                                              ------------   ------------   ------------   ------------
Balance, December 31, 2005                      (6,537,290)            --             --     (1,125,489)

Shares issued for services                              --             --             --         98,477
Warrants exercised                                      --             --             --         24,110
Conversion of debt to preferred                         --             --             --         12,642
Net loss                                        (2,155,673)            --             --     (2,155,673)
                                              ------------   ------------   ------------   ------------

Balance, September 30, 2006                   $ (8,692,963)  $         --   $         --   $ (3,145,933)
                                              ============   ============   ============   ============

               The accompanying footnotes are an integral part of
                    these consolidated financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
             FROM INCEPTION (OCTOBER 2, 1989) TO SEPTEMBER 30, 2006

                                                                                                                  From
                                                                            Nine Months Ended                 Inception to
                                                                   --------------------------------------     September 30,
                                                                   September 30, 2006   September 30, 2005         2006
                                                                   ------------------   ------------------     -----------
CASH FLOWS FROM OPERATING ACTIVITES
  Net loss                                                             $(2,155,673)        $(1,301,669)        $(8,692,963)
     Adjustments to reconcile net loss to net cash flows from
        operating activities:
          Depreciation and amortization expense                             64,112               4,449              82,924
          Cash from acquisition of African American Medical
             Network, Inc.                                                      --                  --               2,104
          Gain on sale of subsidiary                                            --                  --              (2,421)
          Gain on extinguishment of debt                                        --                  --              (1,404)
          Common stock issued for services                                  98,478                  --             306,537
          Bad debt expense                                                      --             (10,000)                 --
          Changes in assets and liabilities:
             Accounts receivable                                           (60,285)             19,470             (60,285)
             Other current receivables                                         150              (8,714)                150
             Prepaid expenses                                              (70,562)             34,233            (106,558)
             Other receivables                                                  --                  --              65,521
             Security deposits                                                  --                  --              (7,596)
             Accounts payable                                             (203,938)            218,200             (82,388)
             Accrued expenses and other current liabilities                315,027             546,976           1,415,106
                                                                       -----------         -----------         -----------

Net cash flows (used) in operating activities                           (2,012,691)           (497,055)         (7,081,273)
                                                                       -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                     (1,143)             (5,227)            (25,170)
  Disposal of equipment                                                      2,255                  --               2,255
                                                                       -----------         -----------         -----------

Net cash flows (used) in investing activities                                1,112              (5,227)            (22,915)
                                                                       -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                                  --                  --              14,185
  Common stock issued for exercise of warrants                              24,110                  --              24,110
  Preferred stock issued for cash                                               --                  --             202,500
  Proceeds from notes payable-net                                        1,949,313             500,000           6,900,485
                                                                       -----------         -----------         -----------

Net cash flows provided by financing activities                          1,973,423             500,000           7,141,280
                                                                       -----------         -----------         -----------

Increase (decrease) in cash                                                (38,156)             (2,282)             37,092
Cash, beginning of period                                                   75,248              18,793                  --
                                                                       -----------         -----------         -----------
Cash, end of period                                                    $    37,092         $    16,511         $    37,092
                                                                       ===========         ===========         ===========

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                 $   169,780         $     1,224         $   179,245
                                                                       ===========         ===========         ===========

Acquisition of African American Medical Network, Inc.                  $        --         $        --         $ 1,571,037
                                                                       ===========         ===========         ===========

Common Stock issued for debt                                           $        --         $        --         $   250,000
                                                                       ===========         ===========         ===========

Preferred Stock issued for debt                                        $    12,642         $        --         $ 4,315,642
                                                                       ===========         ===========         ===========

               The accompanying footnotes are an integral part of
                    these consolidated financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Medical Media Television, Inc. ("Medical Media" or the "Company"; references to "we," "our" or "us" also mean the Company) is a Florida corporation organized on October 2, 1989. We are a development stage company focused on developing, establishing, marketing, and distributing educational programming on a monthly basis to participating subscribers to our veterinary network, our medical network directed to the African American population, and our pediatric network. Our educational programming is obtained through an annual subscription and is funded, in part, by commercial advertisers who benefit from an effective and convenient advertising medium to target their goods and services to consumer patients. Our goal is to be recognized as a leading provider of advertiser-supported medical education programming for patients and clients within the place-based media environment of medical specialty offices nationwide.

We provide advertiser-supported patient/parent/client medical education programming within the place-based media environment of medical specialty offices nationwide. We have three wholly owned subsidiaries: (1) PetCARE Television Network, Inc. ("PetCARE TV"), (2) African American Medical Network, Inc. ("African American Medical Network"); and (3) KidCARE Medical Television Network, Inc. ("KidCARE TV"). As discussed in more detail below, each of our subsidiaries targets a different consumer base.

Medical Media produces monthly DVD magazines that are distributed to the participating subscribers of PetCARE TV and African American Medical Network. We plan to provide monthly programming for KidCARE TV either through monthly updated DVD magazines or through direct video streaming at each subscribing location. Programming is funded, in part, by commercial advertisers that are reviewed and approved by the advisory boards serving each subsidiary. Our programming is obtained through an annual subscription with updated programming provided directly to the subscribers.

PetCARE TV

PetCARE TV's goal is to provide animal health and welfare education to a large number of consumers of pet products and services while serving as a unique advertising medium for companies that market those goods and services. Our educational programming is currently aired in veterinary practices across the U.S., Canada, Puerto Rico, and Australia where it is viewed by an estimated 6 million pet owners each month. Each month PetCARE TV provides an updated DVD magazine focused on optimal healthcare for animal companions. PetCARE TV also sells an instructional DVD to veterinarians for them to give to their clients, entitled "Welcome Home Your New Friend".

African American Medical  Network

African American Medical Network's goal is to provide educational programming to doctor's offices nationwide serving African American patients, and to provide an advertising medium for commercial advertisers to target their goods and services to these consumer patients. Our educational programming currently airs in hundreds of physician offices across the U.S. and is targeted to the patients of the more than 15,000 doctors who serve the majority of the 35 million U.S. African Americans.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

KidCARE TV

KidCARE TV will target parent consumers in pediatric waiting rooms nationwide. KidCARE TV is not yet operational, but plans to establish a collaborative interaction with the viewing audience through its short informational segments developed to create awareness about preventative health measurers along with specific childhood illnesses and issues. These segments are designed to stimulate the viewer to seek further guidance from their pediatrician.
Interspersed   throughout   the   segments,   promotional   pieces  will  appear
demonstrating related health care items. KidCARE TV's primary target for subscribership will be members of the American Academy of Pediatrics. KidCARE TV also sells an instructional DVD to physicians for them to give to their new parents entitled "Welcome Home Your New Baby."

Basis of Accounting

Medical Media maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for a better matching of revenues and expenses.

Interim Information

The accompanying unaudited consolidated financial statements of Medical Media have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, Medical Media considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

Fiscal Year

Medical Media elected December 31 as its fiscal year.

Revenue Recognition

The Company generates revenue from three primary sources, namely advertisers on its DVD magazines (the "Advertisers"), subscribers to its network (the "Subscribers"), and the sale of our instructional DVDs, Welcome Home Your New Friend and Welcome Home Your New Baby. With regard to Advertisers, the Company recognizes revenue over the periods in which the advertisers' commercials appear on its DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement entered into by the Subscribers. With regard to Welcome Home Your New Friend and Welcome Home Your New Baby, revenue is recognized in the period the DVDs are shipped.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Medical Media records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". The deferred taxes payable are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates. Deferred assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled.

Since its inception, Medical Media has an accumulated loss of $8,675,127 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is as follows:

      Future tax benefit               $ 2,602,538
      Valuation allowance               (2,602,538)
                                       -----------

      Future tax benefit               $        --
                                       ===========

As of September 30, 2006, the Company recorded a valuation allowance of $2,602,538 on the deferred tax assets to reduce it to zero. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. Due to uncertainty regarding future income to offset the loss carry forward, Management has made an allowance for the entire deferred tax asset.

Advertising Costs

Medical Media expenses the production costs of advertising the first time the advertising takes place.

Fixed Assets

Medical Media's fixed assets consist of computer equipment being depreciated over 3 years and leasehold improvements being depreciated over the remaining life of the current lease.

Going Concern

We currently are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no established source of revenue. We do not anticipate significant revenues from advertising sales or subscription sales until the first quarter of 2007. The foregoing matters raise substantial doubt about the ability of our Company to continue as a going concern. Management believes the current cash on hand and anticipated revenues may not be sufficient to retire the full amount of the obligations described in the section entitled "Liquidity and Capital Resources," that mature during the next twelve months. As such, the Company may seek external sources to satisfy these obligations. Failure to obtain such funding would have a material adverse effect on the Company's results of operations and financial condition.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

Series C Zero Coupon Preferred Stock

The Company's Series C Zero Coupon Preferred Stock is non-voting capital stock and has a stated value of $1.00 per share and is convertible into the Company's Common Stock at the option of the holder any time after the date of issuance into that number of shares of our Common Stock determined by dividing the number of shares of Preferred Stock by the conversion price (initially equal to a ten percent (10%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of Series C Zero Coupon Preferred Stock are entitled to be paid out of the assets available for distribution after taking into account the liquidation preference of the Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock, but before any payment shall be made to the holders of Common Stock or any other class or series of stock ranking on liquidation junior to the Series C Zero Coupon Preferred Stock, an amount equal to Four Hundred Thousand and No/Dollars ($400,000). There are currently 12,642 shares of Series C Zero Coupon Preferred Stock issued and outstanding. The pool of common shares underlying the Series C Zero Coupon Preferred Stock were included in a registration statement on Form SB-2 filed with the SEC that was declared on effective on March 1, 2006.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE B - COMMON AND PREFERRED STOCK (Continued)

Treasury stock

Treasury stock is shown at cost.

Stock Options

We had an equity incentive plan available to key employees and consultants of the Company. Under the plan, we may grant options for up to 66,667 shares of Common Stock. In October 2003, the Company granted 5,300 options under this equity incentive plan. On March 23, 2006, the Company's Board of Directors approved the granting of the remaining 61,317 options. With the issuance of these options in April 2006, the 2002 Equity Incentive Plan was closed.

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

NOTE C - RELATED PARTY TRANSACTIONS

On May 16, 2002, we issued a non-interest bearing promissory note to James Calaway, a former director, in the original principal amount of $100,000 (the "Calaway Note"). At September 30, 2006, the principal balance due on the Calaway Note was $60,999.

In June 2002, we issued the following non-interest bearing promissory notes (the "Hugo/Turner Notes"), all of which remained outstanding at September 30, 2006:

      Daniel V. Hugo, a former officer and director, in the amount of $25,000; Robert and Janna Hugo, in the amount of $6,000; and Robert and Jamie Turner, in the amount of $5,000.

At September 30, 2006, the principal balances due on the Hugo/Turner Notes were $16,668, $4,000, and $3,332 respectively.

On May 11, 2005, as amended by that certain First Amendment to Merger Agreement dated November 16, 2005, the Company executed that certain Merger Agreement (as amended, the "Merger Agreement") by and among AFMN, Inc., a Delaware corporation ("AFMN"), African American Medical Network, Inc., a Florida corporation and wholly-owned subsidiary of AFMN ("African American Medical Network"), and AAMN Acquisition Sub, Inc., a Florida corporation and wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, Medical Media issued 19,415,626 shares of its restricted common stock (the "Medical Media Common Stock") to AFMN in exchange for 100% of the outstanding shares of African American Medical Network. Under the Merger Agreement, AFMN agreed to distribute the Medical Media Common Stock pro-rata to its shareholders of record as of November 16, 2005. On November 16, 2005, the parties consummated the merger in accordance with the terms of the Merger Agreement and the Company issued the Medical Media Common Stock to AFMN in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. On February 10, 2006, the Company filed a registration statement on Form SB-2 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") registering, among other securities, the Medical Media Common Stock. The Commission declared the Registration Statement effective on March 1, 2006. Shortly thereafter, pursuant to the Merger Agreement, the Medical Media Common Stock was distributed to AFMN shareholders of record as of November 16, 2005. Certain shareholders of AFMN who received the Medical Media Common Stock as a result of the merger were directors and executive officers of the Company. The table below provides the names and number of shares of the Company each director and officer received pursuant to the Merger Agreement in their capacity as shareholders of AFMN.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

------------------------------------------------------ ------------------------------ ---------------------------------
                                                        No. of shares beneficially     No. of shares of Medical Media
             Name and Relationship with                     held in AFMN, Inc.         Television, Inc. received as a
           Medical Media Television, Inc.                 as of November 16, 2005        result of the Transaction.
------------------------------------------------------ ------------------------------ ---------------------------------
Philip M. Cohen(1)
President, Chief Executive Officer and
Chairman of the Board of Directors                               1,055,000                       1,055,000
------------------------------------------------------ ------------------------------ ---------------------------------
Donald R. Mastropietro(2)
Vice President of Finance, Chief Financial Officer,
Treasurer, and Asst. Sec.                                         748,667                         748,667
------------------------------------------------------ ------------------------------ ---------------------------------
Teresa Bray(3)
Vice President of Administration and Secretary                    670,000                         670,000
------------------------------------------------------ ------------------------------ ---------------------------------
Jeffrey I. Werber
Director                                                             0                               0
------------------------------------------------------ ------------------------------ ---------------------------------
Bernard J. Kouma
President of PetCARE Television Network, Inc.                        0                               0
------------------------------------------------------ ------------------------------ ---------------------------------
John Sfondrini
Director                                                             0                               0
------------------------------------------------------ ------------------------------ ---------------------------------
J. Holt Smith
Director                                                          200,000                         200,000
------------------------------------------------------ ------------------------------ ---------------------------------
Michael Marcovsky
Director                                                          200,000                         200,000
------------------------------------------------------ ------------------------------ ---------------------------------
Stanley Raphael
Director                                                             0                               0
------------------------------------------------------ ------------------------------ ---------------------------------
Total                                                            2,873,667                       2,873,667
------------------------------------------------------ ------------------------------ ---------------------------------

1 This includes 130,000 shares beneficially held by Mr. Cohen through his wife, Sondra Topper and 925,000 shares held by Mr. Cohen's immediate family members, which are required to be included in this disclosure pursuant to Item 404 of Regulation S-B. Mr. Cohen disclaims beneficial ownership of the 925,000 shares held by his immediate family members for any other purpose.

2 This includes 733,667 shares beneficially held by Mr. Mastropietro and 15,000 shares held by Mr. Mastropietro's immediate family members, which are required to be included in this disclosure pursuant to Item 404 of Regulation S-B. Mr. Mastropietro disclaims beneficial ownership of the 15,000 shares held by his immediate family members for any other purpose.

3 This includes 435,000 shares beneficially held by Ms. Bray and 215,000 shares held by Ms. Bray's immediate family members, which are required to be included in this disclosure pursuant to Item 404 of Regulation S-B. Ms. Bray disclaims beneficial ownership of the 215,000 shares held by her immediate family members for any other purpose.

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

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE D - CONVERTIBLE PROMISSORY NOTES (Continued)

Debenture. At maturity, Vicis may convert the Debenture into shares of the Company's Common Stock at a price of $2.40 per share. On October 19, 2005, the conversion price was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture described in further detail below.

On November 16, 2005, the Company issued Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants to Vicis. Pursuant to the terms of the Series AA Convertible Debenture, Vicis loaned the Company an aggregate of $412,000 at an annual rate of interest of sixteen percent (16%). The Series AA Convertible Debenture was cancelled on August 11, 2006 and became part of a Secured Convertible Promissory Note dated August 11, 2006 in the amount of $1,302,000.

On November 16, 2005, the Company issued a Promissory Note for $100,000 to Laurence Wallace (the "Wallace Promissory Note") at an annual interest rate of eight percent (8%). On the maturity date of the Wallace Promissory Note (April 17, 2006), Wallace had the option to execute a debt conversion agreement under which the principal amount of the Wallace Promissory Note would convert into 100,000 units of the Company's securities, each unit consisting of (i) two shares of Medical Media's Common Stock (for an aggregate of 200,000 shares), and
(ii) one Common Stock Purchase Warrant to purchase an additional share of the Company's Common Stock (for an aggregate of 100,000 warrants) with an exercise price of $1.00 per share. On October 12, 2006, the Company and Mr. Wallace entered into a letter of extension whereby the maturity date on the Wallace Promissory Note was extended to April 15, 2007 (the "Extension"). Terms of the Extension include a payment of $5,000 on each of October 1, October 15, November 15, and December 15, 2006, and January 15, February 15, and March 15, 2007, and a final payment on April 15, 2007 of $65,000 plus any accrued and unpaid interest. Terms of the Extension canceled all conversion rights previously granted under the Wallace Promissory Note and issued Wallace three-year Common Stock Purchase Warrants to purchase 100,000 shares of the Company's Common Stock with a fixed exercise price of $0.17 per share. As of November 17, 2006, the balance due is $100,000.

On November 16, 2005, the Company issued a Promissory Note for $200,000 to Carmen Bernstein (the "Bernstein Promissory Note") at an annual interest rate of ten percent (10%). On the maturity date of the Bernstein Promissory Note (December 14, 2005), Bernstein had the option to execute a debt conversion agreement under which the principal amount of the Bernstein Promissory Note would convert into 200,000 units of the Company's securities, each unit consisting of (i) one share of the Company's Common Stock (for an aggregate of 200,000 shares), and (ii) one Common Stock Purchase w\Warrant to purchase an additional share of the Company's Common s\Stock (for an aggregate of 200,000 warrants) with an exercise price of $2.00 per share. The Bernstein Promissory Note was extended indefinitely by mutual verbal agreement. As of November 17, 2006, the balance due is $145,000.

On  November  30,  2005,  the  Company  issued to William  H.  Quiros a 12-month
Convertible Promissory Note ("November Quiros Note") for $1,000,000 with interest accruing at the rate of twenty percent (20%) per annum, compounded semi-annually. Interest was to be paid at the end of each calendar quarter in either shares of Series C Zero Coupon Preferred Stock of the Company valued at $1.00 per share, or cash, at the option of Quiros. The Series C Zero Coupon Preferred Stock would convert into shares of the Company's Common Stock on the maturity date of the November Quiros Note at a ten percent (10%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion. On December 31, 2005, the Company

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE D - CONVERTIBLE PROMISSORY NOTES (Continued)

issued 8,627 shares of its Series C Zero Coupon Preferred Stock as payment for $8,627 interest accrued through December 31, 2005. The 8,627 shares are convertible into 9,586 shares of the Company's Common Stock. At maturity, Quiros had the option to convert the November Quiros Note into Common Stock of the Company at a fixed conversion price of $.40 per share. The Company also issued Quiros five-year Common Stock Purchase Warrants ("Quiros Warrants") to purchase an aggregate of 2,500,000 shares of common stock at a Fixed Exercise price of $0.75 per share. On July 28, 2006, the Company and Quiros agreed to amend the terms of the November Quiros Note as follows: (i) the Maturity Date was extended to November 30, 2008; (ii) the note would not be convertible until the Maturity Date; (iii) the Company would have the option to repay the note at any time prior to the Maturity Date; (iv) the conversion price on the note was changed to an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, but in no event less than $0.166 per share; (v) quarterly interest payments on the note would be applied toward the balance remaining unpaid under the March Quiros Note (as described below) until such time as the entire $450,000 under the March Quiros Note has been received by the Company, at which time all future interest will accrue, but will not become due and payable until the maturity date; and (vi) certain price ratchets were deleted. The November Quiros Warrants were also amended to delete certain price ratchets. The November Quiros Note and the accompanying Common Stock Purchase Warrants are not convertible or exercisable such that Quiros' overall Common Stock ownership position in the Company exceeds 4.99%; provided, however, that upon Quiros providing the Company with sixty-one (61) days notice (the "Waiver Notice") that he would like to waive this restriction with regard to any or all shares of Common Stock issuable upon exercise of the conversion feature of the November Quiros Note, this restriction will be of no force or effect with regard to all or a portion of the November Quiros Note referenced in the Waiver Notice, and provided further that this provision shall be of no further force or effect during the sixty-one (61) days immediately preceding the expiration of the term of the November Quiros Note.

On January 27, 2006, the Company and CapitalSmart, LLC, a California limited liability company, ("CSmart") entered into a Note Purchase Agreement pursuant to which CSmart agreed to loan the Company an aggregate of $1,000,000 through installments of $250,000 on February 15, 2006 and $750,000 on March 31, 2006. The Note Purchase Agreement provided that the Company issue Csmart a convertible promissory note in the original aggregate face amount of $1,000,000 (the "CapitalSmart Note") and five-year Common Stock Purchase Warrants to purchase 2,500,000 shares of the Company's Common Stock (the "CSmart Warrants") at a Fixed Exercise Price of $0.75 per share. The Company issued the CSmart Note on February 15, 2006 and issued CSmart 625,000 Warrants. The CSmart Note was to mature twelve months from the date of issuance (the "Maturity Date") and accrued interest at a rate of 20% (compounded semi-annually). Interest was payable at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash, at the option of CSmart. The first interest payment due on March 31, 2006 of $6,438 was paid on April 1, 2006 in cash. On the Maturity Date, CSmart had the option to convert the CSmart Note into shares of the Company's Common Stock at a fixed conversion price of $0.40 per share. As of July 28, 2006, CSmart had loaned the Company $624,580.50 and CSmart and the Company agreed to cancel the Csmart Note and the outstanding 625,000 CSmart Warrants, and to issue in lieu thereof, separate replacement convertible promissory notes and warrants to the principals of CSmart or to entities controlled by the principals of CSmart. In accordance therewith, four convertible promissory notes in an aggregate amount equal to $1 million were issued to: Softrev Partners, Inc. for $250,000, Gilbert B. Ross for $200,000, William H. Quiros for $450,000, and Steven Port for $100,000. The notes, described in detail herein, were issued on July 28, 2006 with an effective date as to when each principal contributed funds to the Company to be applied toward the CSmart Note balance.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE D - CONVERTIBLE PROMISSORY NOTES (Continued)

On February 15, 2006, the Company issued a Convertible Promissory Note to Steven
J. Port for $100,000 (the "February Port Note") and five-year Common Stock Purchase Warrants to purchase 250,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "February Port Warrants"). The February Port Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. The February Port Note will mature twelve months from the date of issuance (the "Maturity Date") and accrues interest at the rate of 20% compounded semi-annually. At the option of Port, interest will be paid at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash. With the consent of both the Company and Port, the February Port Note may be extended for an additional 12 months with the terms of the interest payments remaining the same. The Port Note is not convertible until the Maturity Date. On the Maturity Date, Port has the option to convert the February Port Note into shares of the Company's Common Stock at a price equal to forty cents ($0.40), or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166.

On February 16, 2006, the Company issued a Convertible Promissory Note to Gilbert B. Ross for $200,000 (the "Ross Note") and five-year Common Stock Purchase Warrants to purchase 500,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "Ross Warrants"). The Ross Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. The Ross Note will mature three years from the date of issuance (the "Maturity Date") and accrues interest at the rate of twenty percent (20%) per annum. Interest accrues but is not due and payable until the Maturity Date. With the consent of both the Company and Ross, the Ross Note may be extended for an additional 12-month term, with the terms of the interest payments remaining the same. The Ross Note is not convertible until the Maturity Date. On the Maturity Date, Ross has the option to convert the Ross Note into shares of the Company's Common Stock at a price equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, but in no event shall the Conversion Price be less than $0.166 per share.

On March 31, 2006, the Company issued a Convertible  Promissory  Note to William
H. Quiros for $450,000 (the "March Quiros Note") and agreed to issue five-year Common Stock Purchase Warrants to purchase 1,125,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "March Quiros Warrants"). The March Quiros Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. Per the terms of the November Quiros Note, as amended, quarterly interest payments on the November Quiros Note would be applied toward the balance remaining unpaid under the March Quiros Note until the Company has received the entire $450,000 under the March Quiros Note. Additionally, quarterly interest payments on the March Quiros Note would be applied toward the balance remaining unpaid under the March Quiros Note until the entire $450,000 under the March Quiros Note has been received by the Company, at which time all future interest will accrue, but will not become due and payable until the maturity date. The March Quiros Note will mature three years from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) per annum. Interest accrues but is not due and payable until the Maturity Date. With the consent of both the Company and Quiros, the March Quiros Note may be extended for an additional 12-month term, with the terms of the interest payments remaining the same. The March Quiros
Note is not convertible until the Maturity Date. On the Maturity Date, Quiros has the option to convert the March Quiros Note into shares of the Company's Common Stock at a price equal to a twenty percent (20%) discount to the

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE D - CONVERTIBLE PROMISSORY NOTES (Continued)

then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, but in no event shall the Conversion Price be less than $0.166 per share. As of September 30, 2006, Mr. Quiros had loaned the Company $128,751 under the March Quiros Note.

On March 31, 2006, the Company issued a Convertible Promissory Note to Elaine G. Edinburg for $10,000 (the "Edinburg Note") and five-year Common Stock Purchase Warrants to purchase 25,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "Edinburg Warrants"). The Edinburg Note matures twelve months from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) compounded semi-annually. At the option of Edinburg, interest will be paid at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash. On the Maturity Date, Edinburg had the option to convert the Edinburg Note into shares of the Company's Common Stock at a Fixed Conversion Price of $0.40 per share. With the consent of both the Company and Edinburg, the Edinburg Note may be extended for an additional twelve (12) months with the terms of the interest payments remaining the same. On June 20, 2006, Edinburg and the Company agreed to amend the Edinburg Note and Edinburg Warrants as follows: (i) the conversion price was changed to the Investor's option of an amount equal to forty cents ($0.40) or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166; and (ii) price ratchets were deleted. On September 30, 2006, the Company issued 998 shares of its Series C Zero Coupon Preferred Stock as payment for $998 interest accrued through September 30, 2006.

On April 1, 2006, the Company issued a Convertible Promissory Note to Steven J. Port for $125,000 made in installments (the "April Port Note") and five-year Common Stock Purchase Warrants to purchase 312,500 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "April Port Warrants"). The original maturity date of the April Port Note was April 30, 2006 and interest accrues at the rate of twenty percent (20%) per annum. Interest accrues, but is not due and payable until the Maturity Date. The April Port Note automatically extends to the end of each succeeding month until such time as Port provides a 15-day written notice to the Company that the April Port Note may no longer be automatically extended. The terms of interest will remain the same throughout the automatic extension periods. On the Maturity Date, Port has the option to convert the April Port Note into shares of the Company's Common Stock at a price equal to an amount equal to forty cents ($0.40), or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166. On September 30, 2006, the Company issued 11,644 shares of its Series C Zero Coupon Preferred Stock as payment for $11,644 interest accrued through September 30, 2006.

On April 16, 2006, the Company issued a Convertible Promissory Note to Softrev Partners, Inc. for $250,000 (the "Softrev Note") and five-year Common Stock Purchase Warrants to purchase 625,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "Softrev Warrants"). The Softrev Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. The Softrev Note matures three years from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) per annum. Interest accrues but is not due and payable until the Maturity Date. With the consent of both the Company and Softrev, the Softrev Note may be extended for an additional 12-month term, with the terms of the interest payments remaining the same.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE D - CONVERTIBLE PROMISSORY NOTES (Continued)

The Softrev Note shall not be convertible until the Maturity Date. On the Maturity Date, Softrev has the option to convert the Softrev Note into shares of the Company's Common Stock at a price equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, but in no event shall the Conversion Price be less than $0.166 per share.

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

On August 11, 2006, the Company issued a 10% Secured Convertible Promissory Note in the principal amount of $1,302,000 (the "Note") to Vicis pursuant to the terms of a Note Purchase Agreement. As consideration for the Note, Vicis (a) delivered $790,000 in cash (the "Cash Payment"); (b) surrendered two secured promissory notes issued by the Company to Vicis on June 1, 2006, and June 30, 2006, respectively, each in the principal amount of $50,000 (collectively, the "June Notes"); and (c) surrendered a Series AA Convertible Debenture No. 05-0719 issued by the Company to Vicis on July 19, 2005, in the principal amount of $412,000 (the "Debenture"). At any time while the Note remains outstanding, Vicis may convert the outstanding principal balance and any accrued but unpaid interest on the Note into shares of the Company's Common Stock, par value $.0005 per share, at a conversion price of $.166 per share (the "Conversion Shares"). The principal balance of the Note is due in one lump sum payment on August 10, 2007 (the "Maturity Date"), unless earlier converted. Interest on such principal (or any balance thereof outstanding from time to time) accrued at an annual rate of interest of ten percent (10%) and was payable on the Maturity Date. As security for the Company's obligations under the Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company's subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV (collectively the "Subsidiaries"), pursuant to the terms of a Stock Pledge and Escrow Agreement, dated August 11, 2006. Repayment of the Note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. As an inducement for Vicis to purchase the Note, Philip M. Cohen, President and Chief Executive Officer of the Company, agreed to amend his employment agreement to include a three (3) year non-compete clause.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

On November 16, 2005, African American Medical Network entered into an employment agreement with Robert Cambridge with respect to the provision of services as its President, which agreement terminates on November 15, 2010, with a base salary of $72,000 per year. The agreement also contains a two-year non-compete clause. On September 1, 2006, the Company and Mr. Cambridge entered into a Settlement and Termination Agreement in which Mr. Cambridge agreed to:
(i) terminate his employment agreement, (ii) submit his resignation as President of African American Medical Network, and (iii) release and forever discharge African American Medical from and against any and all future claims arising out of, in connection with, or relating to Mr. Cambridge having acted as an officer of African American Medical. African American Medical agreed to: (i) accept the resignation of Mr. Cambridge, and (ii) release and forever discharge Mr. Cambridge from any against any and all future claims arising out of, in connection with, or relating to the duties of Mr. Cambridge as President of African American Medical. Mr. Cambridge and African American Medical Network gave mutual releases and waivers.

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

On November 16, 2005, the Company entered into an employment agreement with Teresa J. Bray with respect to the provision of services as our Vice President

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE E - COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE F - CONTRACTS

On January 1, 2006, the Company entered into a one-year Consulting Agreement with Saddle Ranch Productions, Inc. ("Saddle Ranch"), a Florida corporation, wherein Saddle Ranch will provide consulting services; specifically relating to:
(i) all areas of video production, editing, and mastering; (ii) all areas of marketing, specifically related to geographic expansion of the networks and subscriber base; and (iii) all areas of advertising sales, including but not limited to the employment of regional sales directors for the express purpose of soliciting and obtaining advertising contracts and/or insertion order for the Company's networks with concentration on providing product adjacencies and/or exclusivity for multi-network purchases. The Company will pay Saddle Ranch an aggregate of $19,000 per month for the consulting services. On July 25, 2006, the Consulting Agreement between the Company and Saddle Ranch Productions, Inc. was amended to set out the monthly amount due of $17,700 for services rendered under the contract as well as the addition of a commission for advertising to be sold.

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

Overview

Medical Media is a Florida corporation organized on October 2, 1989. We are a development stage company focused on developing, establishing and marketing educational programming for distribution on a monthly basis to participating subscribers to our veterinary network, our medical network directed to the
African American population, and our pediatric network. Our educational programming is obtained through an annual subscription and is funded, in part, by commercial advertisers who benefit from an effective and convenient advertising medium to target their goods and services to consumer patients. Our goal is to be recognized as a leading provider of advertiser-supported medical education programming for patients and clients within the place-based media environment of medical specialty offices nationwide.

We provide advertiser-supported patient/parent/client medical education programming within the place-based media environment of medical specialty offices nationwide. We have three wholly-owned subsidiaries: (1) PetCARE Television Network, Inc. ("PetCARE TV"), (2) African American Medical Network, Inc. ("African American Medical Network"); and (3) KidCARE Medical Television Network, Inc. ("KidCARE TV"). As discussed in more detail below, each of our subsidiaries targets a different consumer base.

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

PetCARE TV

PetCARE TV's goal is to provide animal health and welfare education to a large number of consumers of pet products and services while serving as a unique advertising medium for companies that market those goods and services. Our educational programming is currently aired in veterinary practices across the U.S., Canada, Puerto Rico, and Australia where it is viewed by an estimated 6 million pet owners each month. Each month PetCARE TV provides an updated DVD magazine focused on optimal healthcare for animal companions. PetCARE TV also sells an instructional DVD to veterinarians for them to give to their clients, entitled "Welcome Home Your New Friend".

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

KidCARE TV

KidCARE TV will target parent consumers in pediatric waiting rooms nationwide. KidCARE TV is not yet operational, but plans to establish a collaborative interaction with the viewing audience through its short informational segments developed to create awareness about preventative health measurers along with specific childhood illnesses and issues. These segments are designed to stimulate the viewer to seek further guidance from their pediatrician.
Interspersed   throughout   the   segments,   promotional   pieces  will  appear
demonstrating related health care items. KidCARE TV's primary target for subscribership will be members of the American Academy of Pediatrics. KidCARE TV also sells an instructional DVD to physicians for them to give to their new parents entitled "Welcome Home Your New Baby."

More information about our Company and our subsidiaries can be found on the following websites: www.medicalmediatelevision.com, www.petcaretv.com, www.africanamericanmedicalnetwork.com, and www.kidcaretv.com. These websites serve primarily as an informational tool for prospective subscribers and advertisers, who can log on to find out more about our business and the goods and services that we provide. Prospective subscribers are allowed to view samples of our current programming, review frequently asked questions, review our subscription process, and print out a subscription agreement.

We have expended approximately $7,081,000 through September 30, 2006 in developing our business plan. For the period from the implementation of our current business plan (June 2002) through September 30, 2006, we have generated revenue of $366,529 from advertising and $66,247 from sales of our educational DVD, "Welcome Home Your New Friend," distributed by our PetCARE TV subsidiary. During the same period, we also generated revenue from subscription sales to veterinarian offices of $90,873 of which $33,270 is recorded as deferred revenue.

Development Stage Company; Going Concern Issue

We currently are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no established source of revenue. We do not anticipate significant revenues from advertising sales or subscription sales until the first quarter of 2007. The foregoing matters raise substantial doubt about the ability of our Company to continue as a going concern. Management does not believe the current cash on hand or its anticipated revenues will be sufficient to retire the full amount of the obligations described in the section entitled "Liquidity and Capital Resources," that mature during the next twelve months. As such, the Company is actively seeking external sources to satisfy these obligations. Failure to obtain such funding would have a material adverse effect on the Company's results of operations and financial condition.

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

On September 1, 2006, Robert Cambridge and African American Medical Network executed a Settlement and Termination Agreement wherein Mr. Cambridge resigned as President of African American Medical Network and his employment agreement was terminated. The resignation was not the result of a disagreement with the Company on any matter relating to the Company's operations, policies, or practices. Until such time as the Company's Board of Directors names a replacement, Mr. Cohen will oversee the network as its Chief Executive Officer.

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

Revenue Recognition

The Company generates revenue from three primary sources, namely advertisers on its DVD magazines (the "Advertisers"), subscribers to its networks (the "Subscribers"), and the sale of our instructional DVDs, Welcome Home Your New Friend and Welcome Home Your New Baby. With regard to Advertisers, the Company recognizes revenue over the periods in which the advertisers' commercials appear on its DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement entered into by the Subscribers. With regard to Welcome Home Your New Friend and Welcome Home Your New Baby, revenue is recognized in the period the DVDs are shipped.

Results of Operations

The following discussion and analysis sets forth the major factors that affect the Company's results of operations and financial condition reflected in the unaudited financial statements for the three-month period ended September 30, 2006 and the nine-month period ended September 30, 2006. This discussion and analysis should be read in conjunction with the information contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, including the audited financial statements and footnotes included therein.

Results of Operations - Inception (October 2, 1989) to September 30, 2006

From inception to September 30, 2006, we had losses totaling $8,692,933. For this period, our general and administrative costs totaled $4,198,207 or 54% of total operating expenses. DVD production costs totaled $738,334 or 9% of total operating expenses, and sales and marketing costs totaled $2,685,910 or 34% of total operating expenses. The remainder of operating expense is represented by depreciation and amortization that totaled $220,383 or 3% of total operating expenses.

Results of Operations - Comparison of Nine Months Ending September 30, 2006 and 2005

For the nine-month period ending September 30, 2006, we had losses totaling $2,155,673, compared to losses of $1,301,669 for the same period in 2005. This is an increase of $854,004. During the nine-month period ending September 30, 2006, our general and administration costs totaled $929,547 compared to $586,417 for the same period in 2005, which is primarily a result of: (i) costs related to our registration statement on Form SB-2 filed during the first quarter, (ii) placement fees related to the Quiros November Note and the CapitalSmart funding during the first quarter, and (iii) administrative expenses related to the operation of African American Medical Network that we acquired in November 2005. Our DVD production costs totaled $214,268 for the period ending September 30, 2006, compared to $109,570 for the same period in 2005. This increase is a result of additional production efforts related to African American Medical Network. Our sales and marketing costs totaled $854,224 for the nine months ending September 30, 2006, compared to $351,437 for the same period in 2005. This increase is a result of increased sales and marketing efforts related to PetCARE TV and the addition of African American Medical Network. Depreciation and amortization costs totaled $64,645 for the nine months ended September 30, 2006, which includes amortization of certain intangible assets acquired in the acquisition of African American Medical Network.

Results of Operations - Comparison of Three Months Ending September 30, 2006 and 2005

For the three-month period ending September 30, 2006, we had losses totaling $677,513, compared to losses of $336,789 for the same period in 2005. This is an increase of $318,953. During the three-month period ending September 30, 2006, our general and administration costs totaled $319,171 compared to $171,950 for the same period in 2005, which is primarily a result of administrative expenses related to the operation of African American Medical Network that we acquired in November 2005. Our DVD production costs totaled $78,234 for the period ending September 30, 2006, compared to $32,447 for the same period in 2005. This increase is a result of additional production efforts related to African American Medical Network. Our sales and marketing costs totaled $235,490 for the three months ending September 30, 2006, compared to $160,410 for the same period in 2005. This increase is a result of increased sales and marketing efforts related to PetCARE TV and the addition of African American Medical Network. Depreciation and amortization costs totaled $21,404 for the three months ended September 30, 2006, which includes amortization of certain intangible assets acquired in the acquisition of African American Medical Network.

Liquidity and Capital Resources

We have approximately $4,426 of cash on hand as of November 17, 1006. We do not believe that our cash on hand and anticipated revenues will be sufficient to fund our operations through December 2006. Based on the current rate at which we are using capital and our debt obligations which mature over the next twelve months, we believe that we will need to obtain approximately $4 million to continue our operations for the next twelve months. We do not anticipate significant revenues from advertising sales or subscription sales until the first quarter of 2007. We have an aggregate of approximately $916,000 of debt obligations (including accrued interest) which mature over the next six months and an aggregate of approximately $2,348,000 of debt obligations (including accrued interest) which mature over the next twelve months. The foregoing matters raise substantial doubt about the ability of our Company to continue as a going concern. As such, we are actively seeking external sources to satisfy our capital requirements. We are seeking to raise this additional capital through a public or private sale of debt or equity securities, debt financing, or short-term loans. We currently do not have any financing commitments in place, and therefore, cannot give any assurance that we will be able to secure the additional cash or working capital we require to continue our operations. In the event we are unsuccessful in our efforts to secure additional capital, it would have a material adverse effect on the Company's results of operations and financial condition.

The following is a summary of the material terms of our debt obligations.

On May 16, 2002, we issued a non-interest bearing promissory note to James Calaway, a shareholder and former director, in the original principal amount of $100,000 (the "Calaway Note"). At September 30, 2006, the principal balance due on the Calaway Note was $61,000.

In June 2002, we issued the following shareholders non-interest bearing promissory notes (the "Hugo/Turner Notes"), all of which remained due and payable at September 30, 2006:

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

On November 16, 2005, the Company issued Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants to Vicis. Pursuant to the terms of the Series AA Convertible Debenture, Vicis loaned the Company an aggregate of $412,000 at an annual rate of interest of sixteen percent (16%). The Series AA Convertible Debenture was cancelled on August 11, 2006 and became part of a Secured Convertible Promissory Note dated August 11, 2006 in the amount of $1,302,000.

On November 16, 2005, the Company issued a Promissory Note for $100,000 to Laurence Wallace (the "Wallace Promissory Note") at an annual interest rate of eight percent (8%). On the maturity date of the Wallace Promissory Note (April 17, 2006), Wallace had the option to execute a debt conversion agreement under which the principal amount of the Wallace Promissory Note would convert into 100,000 units of the Company's securities, each unit consisting of (i) two shares of Medical Media's Common Stock (for an aggregate of 200,000 shares), and
(ii) one Common Stock Purchase Warrant to purchase an additional share of the Company's Common Stock (for an aggregate of 100,000 warrants) with an exercise price of $1.00 per share. On October 12, 2006, the Company and Mr. Wallace entered into a letter of extension whereby the maturity date on the Wallace Promissory Note was extended to April 15, 2007 (the "Extension"). Terms of the Extension include a payment of $5,000 on each of October 1, October 15, November 15, and December 15, 2006, and January 15, February 15, and March 15, 2007, and a final payment on April 15, 2007 of $65,000 plus any accrued and unpaid interest. Terms of the Extension canceled all conversion rights previously granted under the Wallace Promissory Note and issued Wallace three-year Common Stock Purchase Warrants to purchase 100,000 shares of the Company's Common Stock with a fixed exercise price of $0.17 per share. As of November 17, 2006, the balance due is $100,000.

On November 16, 2005, the Company issued a Promissory Note for $200,000 to Carmen Bernstein (the "Bernstein Promissory Note") at an annual interest rate of ten percent (10%). On the maturity date of the Bernstein Promissory Note (December 14, 2005), Bernstein had the option to execute a debt conversion agreement under which the principal amount of the Bernstein Promissory Note would convert into 200,000 units of the Company's securities, each unit consisting of (i) one share of the Company's Common Stock (for an aggregate of 200,000 shares), and (ii) one Common Stock Purchase Warrant to purchase an additional share of the Company's Common Stock (for an aggregate of 200,000 warrants) with an exercise price of $2.00 per share. The Bernstein Promissory Note was extended indefinitely by mutual verbal agreement. As of November 17, 2006, the balance due is $145,000.

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

On January 27, 2006, the Company and CapitalSmart, LLC, a California limited liability company, ("CSmart") entered into a Note Purchase Agreement pursuant to which CSmart agreed to loan the Company an aggregate of $1,000,000 through installments of $250,000 on February 15, 2006 and $750,000 on March 31, 2006. The Note Purchase Agreement provided that the Company issue Csmart a convertible promissory note in the original aggregate face amount of $1,000,000 (the "CapitalSmart Note") and five-year Common Stock Purchase Warrants to purchase 2,500,000 shares of the Company's Common Stock (the "CSmart Warrants") at a Fixed Exercise Price of $0.75 per share. The Company issued the CSmart Note on February 15, 2006 and issued CSmart 625,000 Warrants. The CSmart Note was to mature twelve months from the date of issuance (the "Maturity Date") and accrued interest at a rate of 20% (compounded semi-annually). Interest was payable at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash, at the option of CSmart. The first interest payment due on March 31, 2006 of $6,438 was paid on April 1, 2006 in cash. On the Maturity Date, CSmart had the option to convert the CSmart Note into shares of the Company's Common Stock at a fixed conversion price of $0.40 per share. As of July 28, 2006, CSmart had loaned the Company $624,580.50 and CSmart and the Company agreed to cancel the Csmart Note and the outstanding 625,000 CSmart Warrants, and to issue in lieu thereof, separate replacement convertible promissory notes and warrants to the principals of CSmart or to entities controlled by the principals of CSmart. In accordance therewith, four convertible promissory notes in an aggregate amount equal to $1 million were issued to: Softrev Partners, Inc. for $250,000, Gilbert B. Ross for $200,000, William H. Quiros for $450,000, and Steven Port for $100,000. The notes, described in detail herein, were issued on July 28, 2006 with an effective date as to when each principal contributed funds to the Company to be applied toward the CSmart Note balance.

On February 15, 2006, the Company issued a Convertible Promissory Note to Steven
J. Port for $100,000 (the "February Port Note") and five-year Common Stock Purchase Warrants to purchase 250,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "February Port Warrants"). The February Port Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. The February Port Note will mature twelve months from the date of issuance (the "Maturity Date") and accrues interest at the rate of 20% compounded semi-annually. At the option of Port, interest will be paid at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash. With the consent of both the Company and Port, the February Port Note may be extended for an additional 12 months with the terms of the interest payments remaining the same. The Port Note is not convertible until the Maturity Date. On the Maturity Date, Port has the option to convert the February Port Note into shares of the Company's Common Stock at a price equal to forty cents ($0.40), or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166.

On February 16, 2006, the Company issued a Convertible Promissory Note to Gilbert B. Ross for $200,000 (the "Ross Note") and five-year Common Stock Purchase Warrants to purchase 500,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "Ross Warrants"). The Ross Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. The Ross Note will mature three years from the date of issuance (the "Maturity Date") and accrues interest at the rate of twenty percent (20%) per annum. Interest accrues but is not due and payable until the Maturity Date. With the consent of both the Company and Ross, the Ross Note may be extended for an additional 12-month term, with the terms of the interest payments remaining the same. The Ross Note is not convertible until the Maturity Date. On the Maturity Date, Ross has the option to convert the Ross Note into shares of the Company's Common Stock at a price equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, but in no event shall the Conversion Price be less than $0.166 per share.

On March 31, 2006, the Company issued a Convertible  Promissory  Note to William
H. Quiros for $450,000 (the "March Quiros Note") and agreed to issue five-year Common Stock Purchase Warrants to purchase 1,125,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "March Quiros Warrants"). The March Quiros Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. Per the terms of the November Quiros Note, as amended, quarterly interest payments on the November Quiros Note would be applied toward the balance remaining unpaid under the March Quiros Note until such time as the entire $450,000 under the March Quiros Note has been received by the Company. Additionally, quarterly interest payments on the March Quiros Note would be applied toward the balance remaining unpaid under the March Quiros Note until such time as the entire $450,000 under the March Quiros Note has been received by the Company, at which time all future interest will accrue, but will not become due and payable until the maturity date. The March Quiros Note will mature three years from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) per annum. Interest accrues but is not due and payable until the Maturity Date. With the consent of both the Company and Quiros, the March Quiros Note may be extended for an additional 12-month term, with the terms of the interest payments remaining the same. The March Quiros Note is not convertible until the Maturity Date. On the Maturity Date, Quiros has the option to convert the March Quiros Note into shares of the Company's Common Stock at a price equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty
(20) days immediately preceding the conversion, but in no event shall the Conversion Price be less than $0.166 per share. As of September 30, 2006, Mr. Quiros had loaned the Company $128,751 under the March Quiros Note.

On March 31, 2006, the Company issued a Convertible Promissory Note to Elaine G. Edinburg for $10,000 (the "Edinburg Note") and five-year Common Stock Purchase Warrants to purchase 25,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "Edinburg Warrants"). The Edinburg Note matures twelve months from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) compounded semi-annually. At the option of Edinburg, interest will be paid at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash. On the Maturity Date, Edinburg had the option to convert the Edinburg Note into shares of the Company's Common Stock at a Fixed Conversion Price of $0.40 per share. With the consent of both the Company and Edinburg, the Edinburg Note may be extended for an additional twelve (12) months with the terms of the interest payments remaining the same. On June 20, 2006, Edinburg and the Company agreed to amend the Edinburg Note and Edinburg Warrants as follows: (i) the conversion price was changed to the Investor's option of an amount equal to forty cents ($0.40) or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166; and (ii) price ratchets were deleted. On September 30, 2006, the Company issued 998 shares of its Series C Zero Coupon Preferred Stock as payment for $998 interest accrued through September 30, 2006.

On April 1, 2006, the Company issued a Convertible Promissory Note to Steven J. Port for $125,000 made in installments (the "April Port Note") and five-year Common Stock Purchase Warrants to purchase 312,500 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "April Port Warrants"). The original maturity date of the April Port Note was April 30, 2006 and interest accrues at the rate of twenty percent (20%) per annum. Interest accrues, but is not due and payable until the Maturity Date. The April Port Note automatically extends to the end of each succeeding month until such time as Port provides a 15-day written notice to the Company that the April Port Note may no longer be automatically extended. The terms of interest will remain the same throughout the automatic extension periods. On the Maturity Date, Port has the option to convert the April Port Note into shares of the Company's Common Stock at a price equal to an amount equal to forty cents ($0.40), or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166. On September 30, 2006, the Company issued 11,644 shares of its Series C Zero Coupon Preferred Stock as payment for $11,644 interest accrued through September 30, 2006.

On April 16, 2006, the Company issued a Convertible Promissory Note to Softrev Partners, Inc. for $250,000 (the "Softrev Note") and five-year Common Stock Purchase Warrants to purchase 625,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "Softrev Warrants"). The Softrev Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. The Softrev Note matures three years from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) per annum. Interest accrues but is not due and payable until the Maturity Date. With the consent of both the Company and Softrev, the Softrev Note may be extended for an additional 12-month term, with the terms of the interest payments remaining the same. The Softrev Note shall not be convertible until the Maturity Date. On the Maturity Date, Softrev has the option to convert the Softrev Note into shares of the Company's Common Stock at a price equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, but in no event shall the Conversion Price be less than $0.166 per share.

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

On June 30, 2006, the Company issued a Secured Promissory Note to Vicis for $50,000 ("Vicis June 30 Secured Note"). The Vicis June 30 Secured Note was to mature on January 31, 2007 and accrued interest at a rate of eighteen percent (18%) per annum. The Vicis June 30 Secured Note was secured by all accounts receivable due from Butler Animal Health Supply after June 30, 2006, or any other money due the Company from any and all other sources. The Vicis June 30 Secured Note could be prepaid in whole or in part at any time, with a prepayment penalty of $5,492.25. On August 11, 2006, Vicis surrendered the Vicis June 30 Secured Note as partial consideration for the Company's issuance of a Secured Convertible Promissory Note in the principal amount of $1,302,000. On August 11, 2006, the Company issued a 10% Secured Convertible Promissory Note in the principal amount of $1,302,000 (the "Note") to Vicis pursuant to the terms of a Note Purchase Agreement. As consideration for the Note, Vicis (a) delivered $790,000 in cash (the "Cash Payment"); (b) surrendered two secured promissory notes issued by the Company to Vicis on June 1, 2006, and June 30, 2006, respectively, each in the principal amount of $50,000 (collectively, the "June Notes"); and (c) surrendered a Series AA Convertible Debenture No. 05-0719 issued by the Company to Vicis on July 19, 2005, in the principal amount of $412,000 (the "Debenture"). At any time while the Note remains outstanding, Vicis may convert the outstanding principal balance and any accrued but unpaid interest on the Note into shares of the Company's Common Stock, par value $.0005 per share, at a conversion price of $.166 per share (the "Conversion Shares"). The principal balance of the Note is due in one lump sum payment on August 10, 2007 (the "Maturity Date"), unless earlier converted. Interest on such principal (or any balance thereof outstanding from time to time) accrued at an annual rate of interest of ten percent (10%) and was payable on the Maturity Date. As security for the Company's obligations under the Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company's subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV (collectively the "Subsidiaries"), pursuant to the terms of a Stock Pledge and Escrow Agreement, dated August 11, 2006. Repayment of the Note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. As an inducement for Vicis to purchase the Note, Philip M. Cohen, President and Chief Executive Officer of the Company, agreed to amend his employment agreement to include a three (3) year non-compete clause.

From inception through September 30, 2006, we incurred interest expense of $1,257,312. This amount includes accrued interest totaling approximately $187,425. It also includes (i) a $250,000 non-cash payment of interest related to the Victus February Note (in May 2004, we issued 11,905 shares of our Common Stock at $21.00 per share and 23,810 Common Stock Purchase Warrants in lieu of $250,000 in interest due), (ii) a $307,044 payment of interest related to the Edge Notes (which was paid through the issuance of 307,044 shares of Series A Zero Coupon Preferred Stock), (iii) a $312,329 payment of interest related to the Vicis Debentures and Maltzer Note (which was paid through the issuance of 312,239 shares of Series B Zero Coupon Preferred Stock), and (iv) $21,269 in payment of interest related to certain notes which were paid through the issuance of 21,269 shares of Series C Zero Coupon Preferred Stock), and (v) an additional $179,245 in interest paid.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's quarter ended September 30, 2006, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On October 12, 2006, the Company issued Laurence Wallace three-year Common Stock Purchase Warrants to purchase 100,000 shares of the Company's Common Stock with a fixed exercise price of $0.17 per share. The Common Stock Purchase Warrants were issued pursuant to a letter of extension whereby the Company and Mr. Wallace agreed to extend the maturity date of a promissory note held by Mr. Wallace from April 17, 2006 to April 15, 2007. The issuance of the Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2).

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the fiscal quarter ended September 30, 2006.

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

On November 16, 2005, the Company issued a Promissory Note for $100,000 to Laurence Wallace (the "Wallace Promissory Note") at an annual interest rate of eight percent (8%). On October 12, 2006, the Company and Mr. Wallace entered into a letter of extension whereby the maturity date on the Wallace Promissory Note was extended to April 15, 2007 (the "Extension"). Terms of the Extension include a payment of $5,000 on each of October 1, October 15, November 15, and December 15, 2006, and January 15, February 15, and March 15, 2007, and a final payment on April 15, 2007 of $65,000 plus any accrued and unpaid interest. As of the date of this filing, the first three payments required to be made pursuant to the Extension have not been made.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None.


                  (Remainder of page left intentionally blank.)

Item 6.     Exhibits.

---------- ----------------------- --------------------------------------------------------------------------------------------
Exh. No.   Date of Document                                       Description of Document
---------- ----------------------- --------------------------------------------------------------------------------------------
3.0        January 2, 1997         Amended and Restated Articles of Incorporation of Transition Lifestyle Consultants, Inc. (1)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.1        June 12, 2002           Articles of Amendment to the Articles of Incorporation (name change to PetCARE Television
                                   Network, Inc.) (1)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.2        August 2, 2002          Articles of Amendment to the Articles of Incorporation (Series A Convertible Preferred
                                   Stock). (1)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.3        November 12, 2003       Articles of Amendment to the Articles of Incorporation (Series B Convertible Preferred
                                   Stock). (2)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.4        March 30, 2004          Articles of Amendment to the Articles of Incorporation (amend Series A Convertible
                                   Preferred Stock). (2)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.5        June 10, 2004           Articles of Amendment to the Articles of Incorporation (amend Series B Convertible
                                   Preferred Stock). (3)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.6        March 25, 2005          Articles of Amendment to the Articles of Incorporation (increase in authorized stock). (4)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.7        April 21, 2005          Articles of Amendment to the Articles of Incorporation (name change to Medical Media
                                   Television, Inc.). (4)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.8        July 14, 2005           Articles of Amendment to the Articles of Incorporation (Series A Zero Coupon Preferred;
                                   Series B Zero Coupon Preferred). (5)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.9        November 16, 2005       Articles of Merger. (6)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.10       December 22, 2005       Articles of Amendment to the Articles of Incorporation (Series C Zero Coupon Preferred
                                   Stock). (7)
---------- ----------------------- --------------------------------------------------------------------------------------------
3.11       N/A                     Bylaws of PetCARE Television Network, Inc. (1)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.01      July 25, 2006           Amended Consulting Agreement between the Company and Saddle Ranch Productions, Inc. (8)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.02      July 26, 2006           Common Stock Purchase Warrant from the Company to William H. Quiros (8)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.03      August 11, 2006         Note Purchase Agreement by and between the Company and Vicis Capital Master Fund for a
                                   $1,302,000 loan (9)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.04      August 11, 2006         10% Secured Convertible Promissory Note from the Company to Vicis Capital Master Fund for
                                   $1,302,000 (9)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.05      August 11, 2006         Stock Pledge and Escrow Agreement by and between the Company and Vicis Capital Master
                                   Fund (9)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.06      August 11, 2006         Registration Rights Agreement by and between the Company and Vicis Capital Master Fund (9)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.07      August 11, 2006         Security Agreement by and between the Company and Vicis Capital Master Fund (9)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.08      August 11, 2006         Guaranty Agreement by and between PetCARE Television Network, Inc. and Vicis Capital
                                   Master Fund (9)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.09      August 11, 2006         Guaranty Agreement by and between African American Medical Network, Inc. and Vicis Capital
                                   Master Fund (9)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.10      August 11, 2006         Guaranty Agreement by and between KidCARE Medical Television Network, Inc. and Vicis
                                   Capital Master Fund (9)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.11      August 11, 2006         Guarantor Security Agreement by and between PetCARE Television Network, Inc. and Vicis
                                   Capital Master Fund (9)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.12      August 11, 2006         Guarantor Security Agreement by and between African American Medical Network, Inc. and
                                   Vicis Capital Master Fund (9)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.13      August 11, 2006         Guarantor Security Agreement by and between KidCARE Medical Television Network, Inc. and
                                   Vicis Capital Master Fund (9)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.14      August 11, 2006         Second Amended Employment Agreement between the Company and Philip M. Cohen (9)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.15      August 11, 2006         Resignation letter of Randall Maxey (9)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.16      September 1, 2006       Settlement and Termination Agreement between African American Medical Network, Inc. and
                                   Robert Cambridge (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
10.17      September 29, 2006      Extension agreement between the Company and Laurence Wallace (*)
---------- ----------------------- --------------------------------------------------------------------------------------------

---------- ----------------------- --------------------------------------------------------------------------------------------
Exh. No.   Date of Document                                       Description of Document
---------- ----------------------- --------------------------------------------------------------------------------------------
10.18      September 29, 2006      Common Stock Purchase Warrant to Laurence Wallace (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
23.1       November 17, 2006       Consent of Independent Public Accounting Firm (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
31.1       November 17, 2006       Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and
                                   Rule 14d-14(a). (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
31.2       November 17, 2006       Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
32.1       November 17, 2006       Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)
---------- ----------------------- --------------------------------------------------------------------------------------------
32.2       November 17, 2006       Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)
---------- ----------------------- --------------------------------------------------------------------------------------------

      (1)   Previously filed with  Registration  Statement on Form SB-2 filed on
            November 5, 2003.
      (2)   Previously  filed with Form 10-KSB for year ended  December 31, 2003 filed on March 26, 2004.
      (3)   Previously  filed with Form  10-QSB for period  ended June 30,  2004 filed on August 18, 2004.
      (4)   Previously  filed with Form  10-QSB for period  ended March 31, 2005 filed on May 16, 2005.
      (5)   Previously  filed with Form  10-QSB for period  ended June 30,  2005 filed on September 9, 2005.
      (6)   Previously  filed with Form 10-QSB for period  ended  September  30,
            2005 filed on November 21, 2005.
      (7)   Previously filed with Form SB-2 filed on February 10, 2006.
      (8)   Previously  filed with Form  10-QSB for period  ended June 30,  2006 filed on August 21, 2006.
      (9)   Previously filed with Form 8-K dated August 11, 2006 filed on August
            17, 2006.
      (*)   Filed herewith.

                  (Remainder of page left intentionally blank.)

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   November 17, 2006            MEDICAL MEDIA TELEVISION, INC.



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