Form 10KSB
period 2006-12-31
Medical Media Television, Inc.
filed 2007-04-17
CIK 1235899

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                                    For the fiscal year ended: December 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the transition period from________ to ___________

                                                 Commission File No.: 333-105840

                         MEDICAL MEDIA TELEVISION, INC.
                 (Name of small business issuer in its Charter)

           Florida                                            59-3645932
           -------                                            ----------
(State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)

                8406 Benjamin Road, Suite C, Tampa, Florida 33634
                    (Address of principal executive offices)

Issuer's telephone number: (813) 888-7330

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   None

      Check whether the issuer is not required to file reports pursuant to
Section 13 or Section 15(d) of the Exchange Act. |_|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
|_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The issuer's revenues for its most recent fiscal year were $371,734. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 13, 2007 is $531,879. For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer's common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant's common stock as of April 13, 2007 was 46,121,302.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

      Transitional Small Business Disclosure Format: Yes |_| No |X|

INTRODUCTORY COMMENT

      Throughout this Annual Report on Form 10KSB, the terms "we," "us," "our," "Medical Media," or "our Company" refers to Medical Media Television, Inc., a Florida corporation, and its subsidiaries.

FORWARD LOOKING STATEMENTS

      When used in this Annual Report on Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors include, among others: (i) the Company's ability to obtain additional sources of capital to fund continuing operations in the immediate term; (ii) the Company's ability to retain existing or obtain additional licensees who act as distributors of its products; (iii) the Company's ability to obtain additional patent protection for its encapsulation technology; and (iv) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

      On April 21, 2005, the Company changed its name to Medical Media Television, Inc. ("Medical Media"). Medical Media was organized as a Florida corporation on October 2, 1989. Medical Media has three wholly owned subsidiaries, PetCARE Television Network, Inc. ("PetCARE TV"), African American Medical Network, Inc. ("African American Medical Network"), and KidCARE Medical Television Network, Inc. ("KidCARE TV"). As we are a development stage company, we have devoted our efforts since inception to developing and implementing our business plan.

      Medical Media's primary goal is to be recognized as a leading provider of advertiser-supported patient/parent/client medical education programming within the place-based media environment of medical specialty offices nationwide. Advertisers traditionally relied on 30-second TV spots to deliver their message to the masses, but the impact of these ads has declined with the introduction of DVRs and Tivos. Advertisers are now considering non-traditional advertising vehicles to achieve desired consumer penetration and influence buying behavior. The approach of place-based media is to deliver advertisers a captive audience of viewers. Place-based ("in-office" or "point of care") media has proven to be effective on several fronts as it: (i) provides a more efficient approach by reaching consumer/patients when they are already in the office, (ii) provides critically important health education programming that motivates action on the part of the consumer/patient, (iii) presents a unique opportunity to capture the attention of specifically targeted consumers as commercials are aired in subscribing offices on viewing system where the channel and the volume cannot be changed by the viewer, and (iv) provides an opportunity for healthcare providers to increase revenues.

      Medical Media currently produces monthly DVD magazines that are distributed to the participating subscribers of PetCARE TV and African American Medical Network. In the first quarter of 2007, PetCARE TV began offering its in-office educational programming through various subscription options including quarterly DVD magazine programming without advertising, monthly DVD programming without advertising, and daily broadband delivery of programming with advertising. A prepaid 3-year subscription to the quarterly DVD magazine includes a free 20" TV and DVD player. A prepaid 3-year subscription to the monthly DVD magazine includes a free table-stand 32" flat screen LCD TV and DVD player. A 3-year subscription for broadband delivered programming features a wall-mounted 32" flat screen LCD TV and PC media player. With every subscription, veterinarians are licensed to link their web sites to PetCARE TV's web site, home of the largest proprietary pet health video library on the World Wide Web. The added benefit of being able to direct pet owners to the video library serves both as an educational tool and as a quick screening process for clients to get issues clear from home before talking directly to the veterinarian.

      We plan to provide KidCARE TV's monthly updated programming via broadband. Monthly programming contains approximately 28 educational segments that can be interspersed with up to 24 commercial advertising spots, approximately 24 billboards, and public service announcements.

      The programming for our networks is obtained through an annual subscription with subscribers receiving monthly updated DVD magazines or streamed programming via broadband. To date, we have not been successful in obtaining a sufficient number of advertisers to support our networks due to difficulty in obtaining audited viewership that meets the criteria of national commercial advertisers. Our broadband delivery options will meet the advertisers' criteria and we anticipate that insertion orders for commercial advertising will increase as our PetCARE TV subscribers convert to broadband and we launch KidCARE TV.

      We have expended approximately $7,275,000 through December 31, 2006 in developing our business plan. PetCARE TV placed TV/DVD viewing systems in over 3,200 veterinary offices, and completed the production, replication, and delivery of monthly programming since March 2003. African American Medical Network placed TV/DVD viewing systems in approximately 707 physician offices serving the African American population, and completed the production, replication, and delivery of monthly programming since June 2005. KidCARE TV planned to have 1,000 subscribers by December 31, 2006 with programming to be delivered in January 2007; however, KidCARE TV has delayed its launch until the third quarter of 2007. For the period from the implementation of our current business plan (June 2002) through December 31, 2006, we have generated approximately $68,000 of revenue and approximately $29,000 of deferred revenue from subscription sales, approximately $417,000 from advertising, approximately $75,000 from sales of individual educational DVDs sold to veterinarians for them to give to new pet owners for take-home viewing, and approximately $12,000 in miscellaneous sales.

      Our websites were developed in cooperation with third party consultants. We are in the process of updating these websites that will be maintained by us going forward. We use our websites (www.medicalmediatelevision.com, www.petcaretv.com, www.africanamericanmedicalnetwork.com, and www.kidcaretv.com) primarily as an information tool for prospective subscribers and advertisers who can log on to find out about our businesses. Prospective subscribers are allowed to view our current programming, review frequently asked questions, review our subscription process, and print out a subscription agreement.

Our Monthly Educational Programming

      Since the release of our first DVD magazine in March 2003, we used a combination of non-paying, test commercials along with paid advertisements. Companies who have advertised on our networks include: Antech Diagnostics, Bayer, Dermapet, Bio-Medical Services, Fleabusters, Care Credit, GAIA SafePaw Ice Melter, K-9 Companions, Colorado Mountain College, Vitality Systems, Nestle, Colgate-Palmolive Company, Merck, GlaxoSmithKline, Pfizer, McNeil Consumer and Specialty Pharmaceuticals, American Lung Association, and Proctor & Gamble. We currently have three insertion inserts for commercial advertising for our networks totaling an aggregate of $46,180.

PetCARE TV

      We currently produce a monthly DVD magazine for PetCARE TV. Our educational programming designed for the veterinary industry focuses on optimal healthcare for animal companions; is currently aired in veterinary hospitals and targeted to pet owners nationwide; and is viewed by approximately six million pet owners each month. Each month of programming contains approximately 28 educational segments with 24 commercial advertising and billboard spots available for purchase. We currently have two advertising commitments for PetCARE TV; one billboard that will air April through August 2007, and one billboard that will air every month for the entire year.

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

African American Medical Network

      Our educational programming for the African American population is designed to create awareness about key diseases and the regimen needed to preserve life and the quality of life. Subscriptions to our programming are available only through doctor's offices serving the African American population. We currently have one advertising commitment for one commercial spot that will air every month for the entire year.

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

KidCARE TV

      Our educational programming for KidCARE TV will be directed to the 60,000 members of the American Pediatric Association to provide advertiser-supported educational programming within the environment of pediatric offices nationwide. Displayed on viewing systems placed in waiting rooms, KidCARE TV's programming will address the viewer at the point in time they are most predisposed to gathering health care information, a time that significantly increases their awareness of the information being provided. Integrating pertinent health care issues and relevant advertising, KidCARE TV's programming will ensure higher retention when patients address issues with the physician with whom they have already developed a trusting relationship. KidCARE TV plans to launch its place-based television network in the fall of 2007 to deliver advertiser-supported, educational programming to millions of parent consumers through pediatrician offices nationwide. KidCARE TV will offer pediatricians an opportunity to educate these parents in an entertaining manner, while significantly reducing their perceived waiting time. We plan to install a flat-screen monitor viewing system in their waiting room to deliver broadband programming that will run continuously during office hours.

      Educational segments we plan to produce for KidCARE TV include but are not limited to: Pediatric Obesity, Nutrition, Cough/Cold, Bike/Skating Safety, Emergency, Surviving Hay Fever and Allergies, First Aid Kits, Pet Safety, Choosing a Childcare Provider, Early Precursors to Eating Disorders, Burns-Severity and Treatment, Exercise, Developmental Milestones, Defense Against Infection, Promoting Open Discussion with Your Teen, Bringing Home Your New Baby, Dental Health and Hygiene, Breastfeeding, and seasonal topics.

Our Take-Home Programming

      Two years ago, the Company released Welcome Home Your New Friend, our first take-home DVD for PetCARE TV. In 2005, we introduced the "Your Series" of take-home DVDs to encompass all of our networks. These DVDs are for purchase by health care professionals for them to give to their client/patients for take-home viewing.

      Your New Pet and Your Senior Pet are available to veterinarians through PetCARE TV. Your New Pet features 30 minutes on dogs and 30 minutes on cats and is given to new pet owning clients on their first visit to their veterinarian. Your Senior Pet features programming specific to aging pets to help pet owners better understand and cope with the changing needs of their pet during their senior years.

      Your Better Health is available to physicians who treat minorities through African American Medical Network and helps educate minority patients about important healthcare issues in order to reduce minority health disparities and decrease negative health outcomes.

      Your New Baby is available to pediatricians through KidCARE TV to share information with new parents on topics they may encounter between discharge from the hospital and the first post-natal office visit.

      All DVDs in the "Your Series" are currently available for order and are sold in packs of 50 beginning at $2.50 per DVD with quantity discounts available for each.

Marketing to Subscribers

      By using a combination of trade show presence, cross promotion with product distributors, direct mail of sample programming, press releases, and advertising, we have and will continue to notify the veterinary and medical communities that subscriptions to our monthly programming are available. Each subscriber commits to prominently display the viewing system in the reception area and to play our programming during all client office hours. Our programming provides the flexibility of subtitles in English and Spanish for the veterinary network, and subtitles in English, Spanish, and French for the medical networks.

PetCARE TV

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

      On December 1, 2005, PetCARE TV entered into a three-year Distribution Agreement with Lifelearn, Inc. ("Lifelearn") a Canadian corporation, granting Lifelearn exclusive Canadian distribution rights to sell PetCARE TV's veterinary client-education products (including annual subscriptions to the monthly DVD magazine and take-home programming). Lifelearn's focus is the production and marketing of veterinary continuing education and reference programs in electronic interactive multimedia format.

      On January 3, 2006, PetCARE TV entered into a three-year Distribution Agreement with Butler Animal Health Supply ("Butler AHS") granting Butler AHS the exclusive distribution rights to sell PetCARE TV's veterinary client education products (including annual subscriptions to the monthly DVD magazine and take-home programming) to veterinarian hospitals within the U.S. Butler is the nation's largest distributor of companion animal health supplies to veterinarians. Headquartered in Dublin, Ohio, Butler operates across the U.S. with 15 distribution centers and 8 tele-centers. Butler serves over 29,000 veterinary clinics in all 50 states and distributes over 15,000 products for more than 300 vendors.

      On March 13, 2006, PetCARE TV entered into a two-year Affinity Program Agreement with American Animal Hospital Association ("AAHA") granting AAHA the exclusive distribution rights to sell PetCARE TV's veterinary client education products (including annual subscriptions to the monthly DVD magazine and take-home programming) to all AAHA member hospitals within the U.S. There are approximately 3,000 AAHA-accredited hospitals and AAHA will be promoting PetCARE TV's client education programming as a value-added benefit to its membership.

      PetCARE TV currently has 3,110 veterinary offices with active installations located in all fifty states and the District of Columbia, Canada, Puerto Rico, and Australia. We estimate that our monthly programming is viewed by over six million pet owners. Of the 3,110 active subscriptions, 2,594 were complimentary and 516 were paid.

African American Medical Network

      The target market for African American Medical Network is the more than 15,000 doctors who serve the majority of the 36 million U.S. African Americans. The current African American population in the United States is approximately 12.3% and is projected to reach over 40 million by the year 2010. African American physicians are a vital link in reducing healthcare disparities in the African American community. The African American Medical Network was developed to create awareness about key diseases afflicting African Americans and the regimen needed to preserve life and the quality of life. Our programming delivers information about medical and health issues specifically related to African American patients' interests and needs to produce greater awareness of the importance of preventative healthcare practices and increase compliance with recommended products and services. African American Medical Network's custom-designed programming gives doctors the opportunity to educate their patients in an entertaining manner while reducing their perceived waiting time. Hosted and voiced by veteran actor Ernie Hudson, programming consists of fast-paced segments four to seven minutes long that cover pertinent healthcare topics. We currently have 707 subscribers to our African American Medical Network. Of those 707 active subscriptions, all were complimentary.

KidCARE TV

      KidCARE TV plans to target parent consumers through pediatric offices nationwide with programming developed to create awareness about preventative health measures to educate parents on specific childhood diseases and problems. Besides a child's own parent, the pediatrician is one of the first people with whom a baby will come into contact. According to a recent survey released by iVillage, mothers today view their pediatrician as a "parenting partner" rather than solely as a healthcare provider, making parents more careful to interview and select a pediatrician that is right for their family. Statistics provided by the American Academy of Pediatrics, whose membership has approximately 60,000 members in the U.S., Canada, and Latin America, indicates that there is only one pediatrician for every 2,040 children in the United States. The universe of pediatric waiting rooms in the U.S. is 30,000. KidCARE TV's three-year objective is to have its programming viewed in 10,000 of those waiting rooms, increasing to 15,000 subscribers in its fifth year.

Selling to Commercial Advertisers

      Although advertising through place-based media has proven effective as it presents a captive audience to the advertisers and carries a perceived endorsement from healthcare providers, we have not been successful in obtaining a sufficient number of advertisers to support our networks due to difficulty in obtaining audited viewership that meets the criteria of national commercial advertisers. Our broadband delivery options will meet the advertisers' criteria and we anticipate that insertion orders for commercial advertising will increase as our PetCARE TV subscribers convert to broadband and we launch KidCARE TV. We are also seeking sponsorship for the "Your Series" of take-home programming.

      We are poised to provide advertisers the captive markets they desire with limited competition in the almost-exclusive markets we serve. We have the capacity to offer 24 commercial spots available for sale to national advertisers. We believe we provide the most efficient medium to reach these targets in a venue where the patients/consumers are receptive to the information, and at a cost that is efficient for the advertisers. By presenting their advertising message within the confines of a medical office, their product or service carries the perceived recommendation of that individual's own health care provider. By using our network, advertisers are presenting their products to patients who are in the state of mind to consider health and remedies. We provide advertisers the ability to place their commercial advertising spots on a per issue basis with each 30-second commercial being shown once each hour.

      Many companies providing products and medications have animal health divisions and human health divisions. We provide advertisers the option of exclusivity when purchasing a multi-network advertising option that not only guarantees their product is the only one of its type advertised, but also enables them to reach both human and animal health targeted markets with the same pool of advertising dollars. We also provide advertisers the option of product positioning within our programming. In 2006, PetCARE TV received advertising orders of $162,000 and African American Medical Network received advertising orders of $112,429.

PetCARE TV

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

African American Medical Network

      There are many companies and brands that target African Americans because they have high consumption levels of those products. In addition, from a health perspective, African Americans have a high propensity to contract ailments that can be alleviated by these products and medications. According to Ad Age, these companies spend hundreds of millions of dollars each year to target their messages not only to African Americans, but also to African American doctors. It should be noted that over 50% of all drugs in the development pipeline are directed at diseases that disproportionately affect African Americans.

KidCARE TV

      The advertising industry places the market for KidCARE TV at $100 billion a year. Our goal is to attract $34.3 million in advertising in the first five years of operation. KidCARE TV can optimize advertising dollars for companies that are trying to reach the specific market segment offered through pediatrician offices, namely products relevant to children and their parents.

Competition

      Our business involves the use of continuously presented educational programming placed in the waiting rooms of veterinary and human medical offices, also called placed-based media. We compete for advertising with traditional television, radio, and print media. Many of our competitors have advantages over the services that we now offer, including significantly greater brand recognition, a larger sales force, customer bases, longer operating histories, and financial and other resources.

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

Subsidiaries

      The Company has three wholly owned subsidiaries (all Florida corporations), PetCARE TV, African American Medical Network, and KidCARE TV.

Government Approvals

      No government approvals are needed for our services.

Employees

      We currently have seven full-time employees as follows:

      Operations        3
      Management        3
      Sales             1

      We employ part-time employees. We have no collective bargaining agreements. We consider our relationship with our employees to be excellent.

ITEM 2. DESCRIPTION OF PROPERTY.

      On August 19, 2003, the Company entered into a five-year lease agreement with Liberty Property Limited Partnership for approximately 3,800 square feet of office/warehouse space located at 8406 Benjamin Road, Suite C, Tampa, Florida 33634. The monthly lease amount is approximately $3,530. These offices are in good condition, and we currently have no plans to renovate or make leasehold improvements to such leased real property. In the opinion of management, such leased real property is adequately insured.

ITEM 3. LEGAL PROCEEDINGS.

      There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to the Company's security holders for a vote during the course of the fourth quarter of this fiscal year.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

      Our common stock, par value $0.0005 per share (the "Common Stock"), began trading on the OTC-Bulletin Board on February 2, 2004 under the symbol "PTNW," which was subsequently changed to "MMTV" to reflect the Company's name change to Medical Media Television, Inc. There is a limited public trading market for our Common Stock and a regular, more active trading market may not develop, or if developed, may not be sustained. The high and low bid price of our Common Stock for each calendar quarter in 2005 and 2006, and the first calendar quarter of 2007, was as follows:

 --------------------------------- -------------- ------------
                                       High*          Low*
      Period (Calendar Year)
 --------------------------------- -------------- ------------
 2007:
 --------------------------------- -------------- ------------
 First Quarter                              $0.05        $0.03
 --------------------------------- -------------- ------------

 --------------------------------- -------------- ------------
 2006:
 --------------------------------- -------------- ------------
 Fourth Quarter                             $0.09        $0.04
 --------------------------------- -------------- ------------
 Third Quarter                              $0.10        $0.01
 --------------------------------- -------------- ------------
 Second Quarter                             $0.14        $0.04
 --------------------------------- -------------- ------------
 First Quarter                              $1.70        $0.07
 --------------------------------- -------------- ------------

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
 --------------------------------- -------------- ------------

      (*The stock prices referenced in this table for the First Quarter of 2005 reflect the historical stock price of Medical Media's common stock. The stock prices referenced in the remainder of this table reflect historical stock prices of Medical Media's common stock, but reflect the 1:30 reverse stock split of Medical Media's common stock effective May 4, 2005.)

      On April 13, 2007, the last reported sales price of our Common Stock was $0.03 per share. The quotations referenced in this paragraph reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The quotations referenced in this paragraph were obtained from Yahoo! Finance.

Holders

      There were 418 registered holders or persons otherwise entitled to hold our common shares as of April 13, 2007 pursuant to a shareholders' list provided by our transfer agent as of that date and our records relating to issuable shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividends

      We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to the future payments of dividends will depend on our earnings and financial position and such other facts as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

      We granted non-qualified stock options to purchase 66,667 shares of our Common Stock under a 2002 Equity Incentive Plan available to key employees and consultants of the Company. Under the plan, the exercise price of each incentive option is equal to the greater of the fair market value of our Common Stock on the date of grant or the aggregate par value of the stock on the date of grant. Options expire ten years from the date of grant. As the Company issued grants for the maximum number of shares allowed under this plan, the 2002 Equity Incentive Plan was closed.

      On July 25, 2006, the Company's shareholders approved the Medical Media Television, Inc. 2006 Equity Incentive Plan with an effective date of May 1, 2006, which authorized the Board of Directors to issue options up to 2,000,000 shares to eligible key employees and consultants. Under the plan, the exercise price of each incentive option is equal to the greater of the fair market value of our Common Stock on the date of the grant or the aggregate par value of the stock on the date of grant. In the case of any 10% stockholder, the incentive option price will not be less than 110% of the fair market value on the date of grant. Options expire ten years from the date of grant, except for those granted to a 10% stockholder, which expire five years from the date of grant. The Compensation Committee of the Board of Directors shall determine the price at which shares of stock may be purchased under a nonqualified option. To date, we have granted 654,636 options under this plan with an exercise price of $0.17 per share.

      The following table sets forth information concerning the number of shares of our Common Stock that may be issued under all of our equity compensation plans.

--------------------------------------------------------------------------------------------------------------------------

                                           Equity Compensation Plan Information
---------------------------------------- ------------------------ ----------------------- --------------------------------
                                                   (a)                      (b)                         (c)
---------------------------------------- ------------------------ ----------------------- --------------------------------
             Plan Category               Number of securities to     Weighted-average      Number of securities remaining
                                         be issued upon exercise     exercise price of     available for future issuance
                                         of outstanding options,   outstanding options,   under equity compensation plans
                                           warrants and rights      warrants and rights   [excluding securities reflected
                                                                                                   in column (a)]
---------------------------------------- ------------------------ ----------------------- --------------------------------
Equity Compensation Plans Approved by             66,667                  $0.347                         0
Security Holders:
2002 Equity Incentive Plan
---------------------------------------- ------------------------ ----------------------- --------------------------------
Equity Compensation Plans Approved by            654,636                  $0.170                     1,345,364
Security Holders:
2006 Equity Incentive Plan
---------------------------------------- ------------------------ ----------------------- --------------------------------
Equity Compensation Plans Not Approved              0                        0                           0
by Security Holders
---------------------------------------- ------------------------ ----------------------- --------------------------------
TOTAL                                            721,303                  $0.186                     1,345,364
---------------------------------------- ------------------------ ----------------------- --------------------------------

Recent Sales of Unregistered Securities

      On February 1, 2007, the Company entered into a Note Purchase Agreement with Vicis Capital Master Fund ("Vicis") pursuant to which it issued Vicis a 10% Secured Convertible Promissory Note in the principal amount of $250,000 (the "Note"). At any time while the Note remains outstanding, Vicis may convert the outstanding principal balance and any accrued but unpaid interest on the Note into shares of the Company's Common Stock at a conversion price of $.166 per share (the "Conversion Shares"). The principal balance of the Note is due in one lump sum payment on August 10, 2007 (the "Maturity Date"), unless earlier converted. Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) and is payable on the Maturity Date. As security for the Company's obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company's subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV (collectively the "Subsidiaries"), pursuant to the terms of a Stock Pledge and Escrow Agreement, dated August 11, 2006. Repayment of the
Note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. As an inducement for Vicis to purchase the Note, Philip M. Cohen, President and Chief Executive Officer of the Company, agreed to amend his employment agreement to include a three (3) year non-compete clause. The issuance of these securities was exempt from the registration requirements of the Securities Act of 1933 as the security was issued to one institutional investor.

      On September 30, 2006, the Company issued 11,644 shares of its Series C Zero Coupon Preferred Stock to Steve Port in lieu of $11,644 representing interest accrued through September 30, 2006. On December 31, 2006, the Company issued 5,024 shares of its Series C Zero Coupon Preferred Stock to Steve Port in lieu of $5,024 representing interest accrued through December 31, 2006. As of March 31, 2007, the Company owed Steve Port $4,932 representing interest accrued through March 31, 2007 that will be paid through the issuance of 4,932 shares of its Series C Zero Coupon Preferred Stock.

      On September 30, 2006, the Company issued 998 shares of its Series C Zero Coupon Preferred Stock to Elaine Edinburg in lieu of $998 representing interest accrued through September 30, 2006. On December 31, 2006, the Company issued 505 shares of its Series C Zero Coupon Preferred Stock to Elaine Edinburg in lieu of $505 representing interest accrued through December 31, 2006. As of March 31, 2007, the Company owed Elaine Edinburg approximately $493 representing interest accrued through March 31, 2007 that will be paid through the issuance of 494 shares of its Series C Zero Coupon Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

      The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2006 and explanatory notes included as part of this annual report.

Overview

      Medical Media has three wholly owned subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV. Medical Media's primary goal is to be recognized as a leading provider of advertiser-supported patient/parent/client medical education programming within the place-based media environment of medical specialty offices nationwide. The Company produces educational programming that is distributed on a monthly basis to participating subscribers of its veterinary network, its medical network directed to the African American population, and its pediatric network. Programming may be obtained through an annual subscription.

Development Stage Company; Going Concern Issue

      We are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no current established source of revenue. We do not anticipate significant revenues from either advertising sales or subscription sales. The foregoing matters have raised substantial doubt about the ability of our Company to continue as a going concern. Management believes that there will not be sufficient cash to continue the business for the next twelve months. See "Liquidity and Capital Resources" below.

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

Goodwill

      Goodwill and other intangible assets are evaluated for impairment based upon the expected financial benefits to be realized from the particular asset being evaluated. Certain intangible costs such as organizational costs are amortized over a fixed life while goodwill is evaluated for impairment every year. The particular assumptions used to test goodwill at December 31, 2005 included the expected synergies to be realized through the merger in November 2005, as well as the expected financial benefit to be realized from the goodwill. Negotiations with several significant customers were going on during the preparation of our Form 10-KSB for 2005 that indicated the goodwill was properly valued at the full amount that had been recorded during the merger.

      At December 31, 2006, the Company made a determination that due to its inability to sell subscriptions to its African American Medical Network that were anticipated as part of the acquisition, goodwill was fully impaired resulting in a write-off of $1,271,037.

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

Results of Operations

Results of Operations - Inception (October 2, 1989) to December 31, 2006

      From inception to December 31, 2006, we had cumulative losses totaling $10,505,315. For this period, our general and administrative costs totaled $4,439,815 or 53% of total operating expenses. DVD production costs totaled $810,486 or 10% of total operating expenses, and sales and marketing costs totaled $2,824,385 or 34% of total operating expenses. The remainder of operating expense is represented by depreciation and amortization that totaled $241,701 or 3% of total operating expenses. Results of Operations - Comparison of Year Ended December 31, 2006 and 2005

      For the year ended December 31, 2006, we had losses totaling $3,968,025 as compared to losses of $1,965,302 for the same period in 2005. The increase of $2,002,723 is primarily a result of costs related to the impairment of goodwill of $1,271,037. For the year ended December 31, 2006, our general and administration costs totaled $1,171,155 as compared to $878,474 for the same period in 2005. This increase of $292,681 is primarily attributed to costs related to consulting and employee related costs (approximately $164,000) and travel related costs of approximately $75,000. Our DVD production costs totaled $286,420 for the year ended December 31, 2006 as compared to $146,086 for the same period in 2005. This increase of $140,334 is a result of changes to production efforts related to the development of additional programming specific to the American Animal Hospital Association (AAHA). Our sales and marketing costs totaled $992,699 for the year ended December 31, 2006 as compared to $660,985 for the same period in 2005. This increase of $331,714 is attributed to increased staffing related to subscription sales efforts and consulting expenses related to advertising sales efforts. Depreciation and amortization of intangibles totaled $6,796 and $79,167 respectively for the year ended December 31, 2006.

Plan of Operation

      In the event that we receive a capital infusion or generate the revenues necessary to fund our networks, our plan of operation for the period ending December 31, 2007 is outlined as follows:

      A) Increase in Subscribers: PetCARE TV, through its distribution agreements with Butler AHS, Lifelearn, and AAHA, plans to increase its subscriber base to 5,000 by year-end 2007. African American Medical Network plans to continue to offer free annual subscriptions (including a viewing system) to the first 3,000 subscribers and plans to increase its subscriber base to 1,800 by year end.

      B) Trade Show Exposure: PetCARE TV, African American Medical Network, and KidCARE TV plan to exhibit at all national and select regional veterinary and medical trade shows in 2007.

      C) Alternative Delivery Methods: The Company will continue to explore and implement opportunities for alternative delivery methods for our programming, including broadband and satellite delivery.

      D) Programming: PetCARE TV and African American Medical Network will continue to provide monthly updated DVD magazines to its subscribers. This entails research and development of new topics, writing of scripts, shooting the segments, and editing prior to inclusion of a DVD magazine. PetCARE TV plans to re-shoot all programming segments. KidCARE TV plans to produce its first three months of programming to be streamed directly to subscribing locations via broadband.

      E) Launch of KidCARE TV: We plan to officially launch KidCARE TV at the national convention for the American Academy of Pediatrics to be held in San Francisco in October 2007. At that time, we will give away copies of Your New Baby to pediatricians and take orders for this take-home programming.

      F) Refinance/Restructure Existing Debt Obligations. We have an aggregate of approximately $941,000 of debt obligations (including accrued interest) which mature over the next six months and an aggregate of approximately $3,128,000 of debt obligations (including accrued interest) which mature over the next twelve months. We are actively considering several alternatives to satisfy our existing debt obligations, including, but not limited to, conversion of our outstanding indebtedness into equity, the transfer of Company assets in satisfaction of debt, and the negotiation of trade payables.

      For the twelve-month period ending December 31, 2007, we have estimated that it will take approximately $4,000,000 to accomplish the above plan of operation, as well as an additional $900,000 in other general and administrative expenses. We anticipate that the above projects will be commenced during the described twelve-month period; however, several of these projects may not be completed until after the twelve-month period cited. We anticipate that we will add between four to seven additional employees to our staff during the twelve-month period described above to facilitate the launch of KidCARE TV. Our anticipated costs and project completion dates described above are estimates based upon our current business plan. Our actual costs or actual project completion dates could vary materially from those estimated. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.

      In the event that we do not receive a capital infusion necessary to fund our networks and restructure our existing debt obligations (described below), management will be required to consider several alternatives to satisfy our existing debt obligations, including, but not limited to, conversion of our outstanding indebtedness into equity, the transfer of Company assets in satisfaction of debt, and the negotiation of trade payables, and. In addition, the Company may be forced to identify potential merger candidates. We may also decide to terminate our ongoing development plans with respect to alternative delivery methods and launching of additional networks should we deem it to be impracticable or not commercially viable. We currently do not have any financing commitments (binding or non-binding) and we cannot give you any assurance that we will be able to secure the additional cash or working capital we require to continue our operations and fully implement our business plan. If we do not secure at least $4,900,000 we will not be able to fully implement our business plan, and if we do not secure at least $75,000 we may not be able to continue our plan of operations beyond the next thirty days and our business plan may fail.

Liquidity and Capital Resources

      We have approximately $34,000 of cash on hand as of April 13, 2007. We do not believe that our cash on hand and anticipated revenues will be sufficient to fund our operations through May 2007. Based on the current rate at which we are using capital and our debt obligations which mature over the next twelve months, we believe that we will need to obtain approximately $4,900,000 to continue our operations through December 31, 2007. We do not anticipate significant revenues from advertising sales or subscription sales at this time. We have an aggregate of approximately $941,000 of debt obligations (including accrued interest) which mature over the next six months and an aggregate of approximately $3,128,000 of debt obligations (including accrued interest) which mature over the next twelve months. The foregoing matters raise substantial doubt about the ability of our Company to continue as a going concern. As such, we are actively seeking external sources to satisfy our short-term and long-term capital requirements. We are seeking to raise this additional capital through a public or private sale of debt or equity securities, debt financing, or short-term loans. We currently do not have any financing commitments (binding or non-binding) and we cannot give you any assurance that we will be able to secure the additional cash or working capital we require to continue our operations and fully implement our business plan. If we do not secure at least $4,900,000 we will not be able to fully implement our business plan, and if we do not secure at least $75,000 we may not be able to continue our plan of operations beyond the next thirty days. In the event we are unsuccessful in our efforts to secure additional capital, it would have a material adverse effect on the Company's results of operations and financial condition.

The following is a summary of the material terms of our debt obligations.

      On May 16, 2002, we issued a non-interest bearing promissory note to James Calaway, a former director, in the original principal amount of $100,000 (the "Calaway Note"). At December 31, 2006 and April 15, 2007, the principal balance due on the Calaway Note was $60,999.

      In June 2002, we issued the following non-interest bearing promissory notes (the "Hugo/Turner Notes"), all of which remained outstanding at December 31, 2006:

      o Daniel V. Hugo, a former officer and director, in the amount of $25,000;

      o     Robert and Janna Hugo, in the amount of $6,000; and

      o     Robert and Jamie Turner, in the amount of $5,000.

At December 31, 2006 and April 15, 2007, the principal balances due on the Hugo/Turner Notes were $16,668, $4,000, and $3,332 respectively.

      On March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003, we
entered into Note Purchase and Security Agreement(s) and Senior Convertible Promissory Note(s) (the "Edge Notes") with Pet Edge, LLC, a Connecticut limited liability company ("Edge"). Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 by and between Edge and the Company ("Edge Debt Exchange Agreement") the Edge Notes were converted into 1,682,044 shares of the Company's Series A Zero Coupon Preferred Stock and 2,102,556 five-year Warrants to purchase shares of Common Stock of Medical Media ("Edge Debt Exchange Warrants") with an exercise price of fifteen cents ($.15). The common shares underlying the Series A Zero Coupon Preferred Stock and the Edge Debt Exchange Warrants were included in a registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

      On June 10, 2003, we entered into a Note Purchase Agreement and Convertible Promissory Note with a former director, Mark Maltzer (the "Maltzer Note"). Pursuant to the terms of the Debt Exchange Agreement dated July 8, 2005 by and between Dr. Maltzer and the Company ("Maltzer Debt Exchange Agreement") the Maltzer Note was converted into 60,411 shares of the Company's Series B Zero Coupon Preferred Stock and 45,308 five-year Warrants to purchase shares of Common Stock of Medical Media ("Maltzer Debt Exchange Warrants") with an exercise price of fifteen cents ($.15). The common shares underlying the Series B Zero Coupon Preferred Stock and the Maltzer Debt Exchange Warrants were included in the registration statement on Form SB-2 that was declared effective by the SEC on March 1, 2006.

      On February 13, 2004, Medical Media entered into a Note Purchase Agreement with Victus Capital, LP, a Delaware limited partnership ("Victus") and issued Victus a Subordinated Convertible Promissory Note (the "Victus February Note") for $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments were made, $250,000 of the principal amount of the Victus February Note was delivered to an escrow agent to be held for the purposes of making quarterly interest payments to Victus. In May 2004, Medical Media issued 11,905 shares of its Common Stock at $2.10 per share and 23,810 Common Stock Purchase Warrants ("Victus February Warrants") in lieu of $250,000 in interest due on the Victus February Note. Each Victus February Warrant was exercisable into shares of the Company's Common Stock at $30.00 per share at any time for five years from the date of issuance. On October 19, 2005, the exercise price of the Victus February Warrant was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. The Victus February Note, the shares of Common Stock, and Victus February Warrants were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933 (the "Securities Act"). In March 2005, Vicis Capital Master Fund, a fund managed by Vicis Capital, LP, a Delaware limited partnership ("Vicis Capital") acquired certain assets of Victus including the Victus February Note, the shares of the Company's Common Stock, and the Victus February Warrants discussed above. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Victus February Note was converted into 1,100,000 shares of the Company's Series B Zero Coupon Preferred Stock and 825,000 five-year Warrants to purchase shares of Common Stock of Medical Media ("Vicis Capital Debt Exchange Warrants") with an exercise price of fifteen cents ($.15). On October 19, 2005, the exercise price of the Victus Capital Debt Exchange Warrants was reduced to $0.166 pursuant to the extensions terms of the Series AA Convertible Debenture mentioned below. The common shares underlying the Series B Zero Coupon Preferred Stock and the Vicis Capital Debt Exchange Warrants described above were included in the registration statement on Form SB-2 that was declared effective by the SEC on March 1, 2006.

      On July 27, 2004, Medical Media entered into a Note Purchase Agreement with Victus Capital and issued a Subordinated Convertible Promissory Note ("Victus July Note"), and Warrant to Purchase Shares of Common Stock (the "Victus July Warrant"). Pursuant to the terms of the Victus July Warrant, Victus may purchase up to 83,333 shares of our Common Stock at an exercise price of $22.50 per share until the expiration date of July 26, 2009. On October 19, 2005, the exercise price of the Victus Capital Debt Exchange Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. In March 2005, Vicis Capital acquired certain assets of Victus. Included in the acquisition were the Victus July Note and the Victus July Warrant discussed above. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Victus July Note was converted into 1,189,589 shares of the Company's Series B Zero Coupon Preferred Stock and 892,192 five-year Vicis Capital Debt Exchange Warrants with an exercise price of fifteen cents ($.15). On July 28, 2004, in connection with the Victus July Note, the Company issued TotalCFO, LLC a warrant to purchase 10,000 shares of the Company's Common Stock at $22.50 per share over a period of five years. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40 per share. The common shares underlying the Series B Zero Coupon Preferred Stock, the Vicis Capital Debt Exchange Warrants, and the common stock purchase warrants issued to TotalCFO, LLC were included in the registration statement on Form SB-2 that was declared effective by the SEC on March 1, 2006.

      On March 16, 2005, the Company issued to Vicis Capital its Series A Convertible Debentures in the aggregate of $250,000 ("Series A Debentures"), Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants. The issuance of the Series A Debentures, Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series A Debentures, Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants were issued to institutional or accredited investors only. Under the terms of the Series A Common Stock Purchase Warrants, Vicis Capital may purchase up to 83,335 shares of the Company's Common Stock at an exercise price of $3.00 per share for a ten-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. On October 19, 2005, the exercise price was further reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series B Common Stock Purchase Warrants, Vicis Capital may purchase up to 83,335 shares of the Company's Common Stock at an exercise price of $3.75 per share for a five-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. On October 19, 2005, the exercise price was further reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series C Common Stock Purchase Warrants, Vicis Capital may purchase up to 41,670 shares of the Company's Common Stock at an exercise price of $3.00 per share for a one-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. On October 19, 2005, the exercise price was further reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. On February 9, 2006, Vicis Capital exercised the 41,670 Series C Common Stock Warrants through the payment of $6,917.22 to the Company. The Series A Debentures and Series A, B, and C Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock exceeds 4.99%, unless such limitation is waived by Vicis Capital upon no less than sixty-one days (61) advance written notice. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Series A Debentures were converted into 262,329 shares of the Company's Series B Zero Coupon Preferred Stock and 196,747 five-year Vicis Capital Debt Exchange Warrants with an exercise price of fifteen cents ($.15). The issuance of the Series B Zero Coupon Preferred Stock and the Vicis Capital Debt Exchange Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series B Zero Coupon Preferred Stock and Vicis Capital Debt Exchange Warrants were issued to institutional or accredited investors only. As a result of fees incurred in connection with the Series A Debentures mentioned above, the Company issued Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 1,667 shares of the Company's Common Stock at an exercise price of $3.00 per share for a term of five (5) years. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. The issuance of the common stock purchase warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the common stock purchase warrant was issued to institutional or accredited investors only. The common shares underlying the Series B Zero Coupon Preferred Stock, the Vicis Capital Debt Exchange Warrants, and the Series A, B, and C Warrants were included in the registration statement on Form SB-2 that was declared effective by the SEC on March 1, 2006.

      On May 6, 2005, the Company issued to Vicis Capital its Series B Convertible Debenture for $250,000 ("Series B Convertible Debenture"), Series D Common Stock Purchase Warrants, Series E Common Stock Purchase Warrants, and Series F Common Stock Purchase Warrants. The issuance of the Series B Convertible Debenture, Series D Common Stock Purchase Warrants, Series E Common Stock Purchase Warrants, and Series F Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series B Convertible Debenture, Series D Common Stock Purchase Warrants, Series E Common Stock Purchase Warrants, and Series F Common Stock Purchase Warrants were issued to institutional or accredited investors only. On October 19, 2005, the exercise price was further reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series D Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 shares of the Company's Common Stock at an exercise price of $2.40 per share for a ten (10) year period. On October 19, 2005, the exercise price of the Series D Common Stock Purchase Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series E Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 shares of the Company's Common Stock at an exercise price of $2.40 per share for a five (5) year period. On October 19, 2005, the exercise price of the Series E Common Stock Purchase Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series F Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 shares of the Company's Common Stock at an exercise price of $2.40 per share for a one-year period. On October 19, 2005, the exercise price of the Series F Common Stock Purchase Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. On February 9, 2006, Vicis Capital exercised the 104,167 Series F Common Stock Warrants through the payment of $17,192.72 to the Company. The Series D, E, and F Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock. As a result of fees incurred in connection with the Series B Debentures mentioned above, the Company issued Series D Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 20,000 shares of the Company's Common Stock at an exercise price of $2.40 per share for a term of five years. The issuance of the Series D Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and because the Series D Common Stock Purchase Warrant was issued to institutional or accredited investors only. The common shares underlying the Series B Convertible Debenture and the Series D, E, and F Warrants were included in the registration statement on Form SB-2 that was declared effective by the SEC on March 1, 2006. The Company has not made the semi-annual interest payments on the Series B Convertible Debenture and owes an aggregate of $56,250 in past due interest payments.

      On November 16, 2005, pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company issued a Promissory Note to Carmen Bernstein (the "Bernstein Promissory Note") pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The Bernstein Promissory Note was issued in exchange for a similar promissory note held by Bernstein in AFMN, Inc. (the "Original Bernstein Note"). The Original Bernstein Note was issued by AFMN, Inc. to Bernstein on December 15, 2004. Pursuant to the terms of the Original Bernstein Note, Bernstein loaned AFMN, Inc. an aggregate of $200,000 at an annual interest rate of ten percent (10%). The Original Bernstein Note had a term of 365 days. On the maturity date of the Original Bernstein Note, Bernstein had the option to convert the principal amount of the Original Bernstein Note into 200,000 units of AFMN, Inc.'s securities pursuant to the terms of a Debt Conversion Agreement. Each unit consists of one share of the AFMN, Inc.'s common stock (for an aggregate of 200,000 shares) and one warrant to purchase an additional share of AFMN, Inc.'s common stock (for an aggregate of 200,000 warrants) with an exercise price of $2.00 per share. Pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company assumed the obligation to repay the Original Bernstein Note and as evidence of the same, issued the Bernstein Promissory Note on November 16, 2005, with terms substantially similar to those terms set forth in the Original Bernstein Note described above. The common shares underlying the Bernstein Promissory Note and common stock purchase warrants were included in the registration statement on Form SB-2 that was declared effective by the SEC on March 1, 2006. The Bernstein Promissory Note was due on December 14, 2005. As of the date of this filing, the amounts due thereunder have not been repaid, although it has been extended indefinitely by mutual verbal agreement to April 15, 2007.

      On November 16, 2005, pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company issued a Promissory Note to Laurence Wallace (the "Wallace Promissory Note") pursuant to the exemption from registration found in
Section 4(2) of the Securities Act of 1933. The Wallace Promissory Note was issued in exchange for the cancellation of a similar promissory note held by Wallace in AFMN, Inc. (the "Original Wallace Note"). The Original Wallace Note was issued on April 18, 2005. Pursuant to the terms of the Original Wallace Note, Wallace loaned AFMN, Inc. an aggregate of $100,000 at an annual interest rate of eight percent (8%). The Original Wallace Note has a term of 365 days. On the maturity date of the Original Wallace Note, Wallace had the option to convert the principal amount of the Original Wallace Note into 100,000 units of AFMN, Inc.'s securities pursuant to the terms of a Debt Conversion Agreement. Each unit consists of two shares of AFMN, Inc.'s common stock (for an aggregate of 200,000 shares) and one warrant to purchase an additional share of AFMN, Inc.'s common stock (for an aggregate of 100,000 warrants) with an exercise price of $1.00 per share. Pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company assumed the obligation to repay the Original Wallace Note and as evidence of the same, issued the Wallace Promissory Note on November 16, 2005, with terms substantially similar to those terms set forth in the Original Wallace Note described above. The common shares underlying the Wallace Promissory Note and common stock purchase warrants were included in the registration statement on Form SB-2 that was declared effective by the SEC on March 1, 2006. The Wallace Promissory Note was due on April 17, 2006. On October 12, 2006, the Company and Mr. Wallace entered into a letter of extension whereby the maturity date on the Wallace Promissory Note was extended to April 15, 2007 (the "Extension") with the issuance of three-year Common Stock Purchase Warrants to purchase 100,000 shares of the Company's Common Stock with a fixed exercise price of $0.17 per share. Terms of the Extension included the issuance of the Warrants, a payment of $5,000 on each of October 1, October 15, November 15, and December 15, 2006, and January 15, February 15, and March 15, 2007, and a final payment on April 15, 2007 of $65,000 plus any accrued and unpaid interest. As of the date of this filing, the first three payments required to be made pursuant to the Extension have not been made. The issuance of the Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2).

      On November 16, 2005, pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company issued Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants to Vicis Capital. The issuance of the Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants were issued to institutional or accredited investors only. The foregoing securities were issued in exchange for the cancellation of a similar securities held by Vicis Capital in AFMN, Inc. Pursuant to the terms of the Series AA Convertible Debenture, Vicis Capital loaned AFMN, Inc. an aggregate of $412,000 at an annual rate of interest of sixteen percent (16%). The Series AA Convertible Debenture has a term of 90 days with a provision that the due date may be extended an additional 90 days. If the Series AA Convertible Debenture is extended for an additional ninety (90) days, AFMN, Inc. was required to reset the conversion price and exercise price on all convertible debentures and warrants of the holder to the lesser of (A) the average closing bid price of AFMN, Inc.'s common stock on the five trading days immediately preceding the date of the extension, or (B) the original conversion price and exercise price. The Series AA Convertible Debenture was extended an additional ninety (90) days with a new maturity date of January 16, 2006 and the conversion price was reset to $0.166 per share. Under the terms of the Series AA Common Stock Purchase Warrants, Vicis Capital may purchase up to 1,030,000 shares of AFMN, Inc.'s Common Stock at an exercise price of $2.40 per share for a five (5) year period. Pursuant to the extension of the Series AA Convertible Debenture, the exercise price on the Series AA Common Stock Purchase Warrants was reset to $0.166 per share. Under the terms of the Series BB Common Stock Purchase Warrants, Vicis Capital may purchase up to 2,060,000 shares of AFMN, Inc.'s Common Stock at an exercise price of $2.40 per share for a five (5) year period. Pursuant to the extension of the Series AA Convertible Debenture, the exercise price on the Series BB Common Stock Purchase Warrants was reset to $0.166 per share. The Series AA Convertible Debenture and Series AA and BB Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of AFMN, Inc.'s Common Stock, giving effect to that conversion and together with the right to receive any Common Stock within sixty days of the conversion date, will exceed 4.99% of the Company's outstanding stock at that time. Pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company assumed the obligation to repay the Series AA Convertible Debenture and as evidence of the same, issued Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants to Vicis Capital, with terms substantially similar to those originally issued to Vicis Capital by AFMN, Inc. described above. As a result of fees incurred in connection with the Series AA Debentures mentioned above, AFMN, Inc. issued Series BB Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 20,000 shares of the Company's Common Stock at an exercise price of $0.30 per share for a term of five years. Pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company issued Series BB Common Stock Purchase Warrants to MidTown Partners & Co, LLC in exchange for the cancellation of the AFMN, Inc. Series BB Common Stock Purchase Warrants. The issuance of the Series BB Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series BB Common Stock Purchase Warrant was issued to institutional or accredited investors only. The common shares underlying the Series AA Convertible Debenture and the Series AA, BB, and CC Warrants were included in the registration statement on Form SB-2 that was declared effective by the SEC on March 1, 2006. On August 11, 2006, Vicis surrendered the Vicis June 1 Secured Note as partial consideration for the Company's issuance of a Secured Convertible Promissory Note in the principal amount of $1,302,000. Interest on the Series AA Convertible Debenture from inception through August 11, 2006 totals $70,074 and is still owing to Vicis.

      On November 30, 2005, the Company issued to William H. Quiros a 12-month Convertible Promissory Note ("November Quiros Note") for $1,000,000 with interest accruing at the rate of twenty percent (20%) per annum, compounded semi-annually. Interest was to be paid at the end of each calendar quarter in either shares of Series C Zero Coupon Preferred Stock of the Company valued at $1.00 per share, or cash, at the option of Quiros. The Series C Zero Coupon Preferred Stock would convert into shares of the Company's Common Stock on the maturity date of the November Quiros Note at a ten percent (10%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion. On December 31, 2005 the Company issued 8,627 shares of its Series C Zero Coupon Preferred Stock as payment for $8,627 interest accrued through December 31, 2005. The 8,627 shares are convertible into 9,586 shares of the Company's Common Stock. At maturity, Quiros had the option to convert the November Quiros Note into Common Stock of the Company at a fixed conversion price of $.40 per share. The Company also issued Quiros five-year Common Stock Purchase Warrants ("Quiros Warrants") to purchase an aggregate of 2,500,000 shares of common stock at a Fixed Exercise price of $0.75 per share. On July 28, 2006, the Company and Quiros agreed to amend the terms of the November Quiros Note as follows: (i) the Maturity Date was extended to November 30, 2008; (ii) the note would not be convertible until the Maturity Date; (iii) the Company would have the option to repay the note at any time prior to the Maturity Date; (iv) the conversion price on the note was changed to an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, but in no event less than $0.166 per share; (v) quarterly interest payments on the note would be applied toward the balance remaining unpaid under the March Quiros Note (as described below) until such time as the entire $450,000 under the March Quiros Note has been received by the Company, at which time all future interest will accrue, but will not become due and payable until the maturity date; and (vi) certain price ratchets were deleted. The November Quiros Warrants were also amended to delete certain price ratchets. The November Quiros Note and the accompanying Common Stock Purchase Warrants are not convertible or exercisable such that Quiros' overall Common Stock ownership position in the Company exceeds 4.99%; provided, however, that upon Quiros providing the Company with sixty-one (61) days notice (the "Waiver Notice") that he would like to waive this restriction with regard to any or all shares of Common Stock issuable upon exercise of the conversion feature of the November Quiros Note, this restriction will be of no force or effect with regard to all or a portion of the November Quiros Note referenced in the Waiver Notice, and provided further that this provision shall be of no further force or effect during the sixty-one (61) days immediately preceding the expiration of the term of the November Quiros Note. Pursuant to the above provisions, the amount of interest due under the November Quiros Note and credited to the March Quiros Note to date was $173,041.

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

      On February 15, 2006, the Company issued a Convertible Promissory Note to Steven J. Port for $100,000 (the "February Port Note") and five-year Common Stock Purchase Warrants to purchase 250,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "February Port Warrants"). The February Port Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. The February Port Note will mature twelve months from the date of issuance (the "Maturity Date") and accrues interest at the rate of 20% compounded semi-annually. At the option of Port, interest will be paid at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash. With the consent of both the Company and Port, the February Port Note may be extended for an additional 12 months with the terms of the interest payments remaining the same. The Port Note is not convertible until the Maturity Date. On the Maturity Date, Port has the option to convert the February Port Note into shares of the Company's Common Stock at a price equal to forty cents ($0.40), or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166. On September 30, 2006, the Company issued 11,644 shares of its Series C Zero Coupon Preferred Stock in lieu of $11,644 representing interest accrued through September 30, 2006. On December 31, 2006, the Company issued 5,042 shares of its Series C Zero Coupon Preferred Stock in lieu of $5,024 representing interest accrued through December 31, 2006. As of March 31, 2007, total interest due was $4,932 which will be paid through the issuance of 4,932 shares of our Series C Zero Coupon Preferred Stock.

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

      On March 31, 2006, the Company issued a Convertible Promissory Note to William H. Quiros for $450,000 (the "March Quiros Note") and agreed to issue five-year Common Stock Purchase Warrants to purchase 1,125,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "March Quiros Warrants"). The March Quiros Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. Per the terms of the November Quiros Note, as amended, quarterly interest payments on the November Quiros Note would be applied toward the balance remaining unpaid under the March Quiros Note until such time as the entire $450,000 under the March Quiros Note has been received by the Company. Additionally, quarterly interest payments on the March Quiros Note would be applied toward the balance remaining unpaid under the March Quiros Note until such time as the entire $450,000 under the March Quiros Note has been received by the Company, at which time all future interest will accrue, but will not become due and payable until the maturity date. The March Quiros Note will mature three years from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) per annum. Interest accrues but is not due and payable until the Maturity Date. With the consent of both the Company and Quiros, the March Quiros Note may be extended for an additional 12-month term, with the terms of the interest payments remaining the same. The March Quiros Note is not convertible until the Maturity Date. On the Maturity Date, Quiros has the option to convert the March Quiros Note into shares of the Company's Common Stock at a price equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty
(20) days immediately preceding the conversion, but in no event shall the Conversion Price be less than $0.166 per share. As of December 31, 2006, Mr. Quiros had loaned the Company $185,653 under the March Quiros Note, including $173,041 from the November Quiros Note and $12,612 from the March Quiros Note. As of March 31, 2006, Mr. Quiros had loaned the Company $244,123 under the March Quiros Note, including $49,314 from the November Quiros Note and $9,156 from the March Quiros Note. Accordingly, the Company is required to issue Mr. Quiros 277,680 Common Stock Purchase Warrants through December 31, 2006 and 146,177 Common Stock Purchase Warrants through March 31, 2007.

      On March 31, 2006, the Company issued a Convertible Promissory Note to Elaine G. Edinburg for $10,000 (the "Edinburg Note") and five-year Common Stock Purchase Warrants to purchase 25,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "Edinburg Warrants"). The Edinburg Note matures twelve months from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) compounded semi-annually. At the option of Edinburg, interest will be paid at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash. On the Maturity Date, Edinburg had the option to convert the Edinburg Note into shares of the Company's Common Stock at a Fixed Conversion Price of $0.40 per share. With the consent of both the Company and Edinburg, the Edinburg Note may be extended for an additional twelve (12) months with the terms of the interest payments remaining the same. On June 20, 2006, Edinburg and the Company agreed to amend the Edinburg Note and Edinburg Warrants as follows: (i) the conversion price was changed to the Investor's option of an amount equal to forty cents ($0.40) or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166; and (ii) price ratchets were deleted. On September 30, 2006, the Company issued 998 shares of its Series C Zero Coupon Preferred Stock as payment for $998 interest accrued through September 30, 2006. On December 31, 2006, the Company issued 505 shares of its Series C Zero Coupon Preferred Stock as payment for $505 interest accrued through December 31, 2006. As of March 31, 2007, total interest due was $493 which will be paid through the issuance of 493 shares of our Series C Zero Coupon Preferred Stock.

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

      On June 1, 2006, the Company issued a Secured Promissory Note to Vicis for $50,000 ("Vicis June 1 Secured Note"). The Vicis June 1 Secured Note was to mature on December 31, 2006 and accrued interest at a rate of eighteen percent (18%) per annum. The Vicis June 1 Secured Note was secured by all accounts receivable due from Butler Animal Health Supply after June 1, 2006, or any other money due the Company from any and all other sources. The Vicis June 1 Secured Note could be prepaid in whole or in part at any time, with a prepayment penalty of $5,492.25. On August 11, 2006, Vicis surrendered the Vicis June 1 Secured Note as partial consideration for the Company's issuance of a Secured Convertible Promissory Note in the principal amount of $1,302,000. The Company has not made the interest payments on the Vicis June 1 Secured Note and owes an aggregate of $1,775 in past due interest payments.

      On June 30, 2006, the Company issued a Secured Promissory Note to Vicis for $50,000 ("Vicis June 30 Secured Note"). The Vicis June 30 Secured Note was to mature on January 31, 2007 and accrued interest at a rate of eighteen percent (18%) per annum. The Vicis June 30 Secured Note was secured by all accounts receivable due from Butler Animal Health Supply after June 30, 2006, or any other money due the Company from any and all other sources. The Vicis June 30 Secured Note could be prepaid in whole or in part at any time, with a prepayment penalty of $5,492.25. On August 11, 2006, Vicis surrendered the Vicis June 30 Secured Note as partial consideration for the Company's issuance of a Secured Convertible Promissory Note in the principal amount of $1,302,000. The Company has not made the interest payments on the Vicis June 30 Secured Note and owes an aggregate of $1,060 in past due interest payments.

      On August 11, 2006, the Company issued a 10% Secured Convertible Promissory Note in the principal amount of $1,302,000 (the "Note") to Vicis pursuant to the terms of a Note Purchase Agreement. As consideration for the Note, Vicis (a) delivered $790,000 in cash (the "Cash Payment"); (b) surrendered two secured promissory notes issued by the Company to Vicis on June 1, 2006, and June 30, 2006, respectively, each in the principal amount of $50,000 (collectively, the "June Notes"); and (c) surrendered a Series AA Convertible Debenture No. 05-0719 issued by the Company to Vicis on July 19, 2005, in the principal amount of $412,000 (the "Debenture"). At any time while the Note remains outstanding, Vicis may convert the outstanding principal balance and any accrued but unpaid interest on the Note into shares of the Company's Common Stock, par value $.0005 per share, at a conversion price of $.166 per share (the "Conversion Shares"). The principal balance of the Note is due in one lump sum payment on August 10, 2007 (the "Maturity Date"), unless earlier converted. Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) and is payable on the Maturity Date. As security for the Company's obligations under the Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company's subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV (collectively the "Subsidiaries"), pursuant to the terms of a Stock Pledge and Escrow Agreement, dated August 11, 2006. Repayment of the Note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. As an inducement for Vicis to purchase the Note, Philip M. Cohen, President and Chief Executive Officer of the Company, agreed to amend his employment agreement to include a three (3) year non-compete clause.

      On February 1, 2007, the Company issued a Note Purchase Agreement and 10% Secured Convertible Promissory Note in the principal amount of $250,000 (the "Note") to Vicis pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. At any time while the Note remains outstanding, Vicis may convert the outstanding principal balance and any accrued but unpaid interest on the Note into shares of the Company's Common Stock, par value $.0005 per share, at a conversion price of $.166 per share (the "Conversion Shares"). The principal balance of the Note is due in one lump sum payment on August 10, 2007 (the "Maturity Date"), unless earlier converted. Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) and is payable on the Maturity Date. As security for the Company's obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company's subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV (collectively the "Subsidiaries"), pursuant to the terms of a Stock Pledge and Escrow Agreement, dated August 11, 2006. Repayment of the Note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries.

      On March 23, 2007, Medical Media Television, Inc. (the "Company") issued 25,000,000 shares of its common stock, par value $.0005 per share (the "Common Stock), to Vicis Capital Master Fund ("Vicis") pursuant to the terms of that certain Stock Purchase Agreement (the "Purchase Agreement") of even date therewith. Pursuant to the Purchase Agreement, the Company sold the Common Stock to Vicis at $.01 per share, for a total purchase price of $250,000. The purchase price for the Common Stock was paid in cash. Pursuant to the Purchase Agreement, Vicis agreed to waive all anti-dilution privileges, preemptive rights, and price adjustment rights on all convertible securities held by Vicis, except for certain common stock purchase warrants held by Vicis.

      From inception through December 31, 2006, we incurred interest expense of $1,399,254. This amount includes accrued interest totaling $265,252. It also includes $250,000 payment of interest related to the Victus February Note (in May 2004, we issued 11,905 shares of our Common Stock at $21.00 per share and 23,810 Common Stock Purchase Warrants in lieu of $250,000 in interest due), $307,044 payment of interest related to the Edge Notes (which was paid through the issuance of 307,044 shares of Series A Zero Coupon Preferred Stock), $312,329 payment of interest related to the Vicis Debentures and Maltzer Note (which was paid through the issuance of 312,239 shares of Series B Zero Coupon Preferred Stock), and $26,816 paid through the issuance of 26,816 shares of Series C Zero Coupon Preferred Stock, and $237,813 in interest paid.

Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

      Financial statements are included and may be found at pages F-1 through F-16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A. CONTROLS AND PROCEDURES.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

-----------------------------------------------------------------------------------------------------------------------
Name And                                                                                         Initial Election or
City Of Residence              Age                             Office                              Appointment Date
-----------------------------------------------------------------------------------------------------------------------
Philip M. Cohen                 58   President, Chairman of the Board, Chief Executive Officer        March 2000
Lutz, Florida
-----------------------------------------------------------------------------------------------------------------------
Donald R. Mastropietro          58   Sr. Vice President Finance, Chief Financial Officer,             August 2002
Sarasota, Florida                    Treasurer, Assistant Secretary, Director
-----------------------------------------------------------------------------------------------------------------------
Charles V. Richardson           62   Sr. Vice President Marketing, Chief Marketing Officer,         December 2005
Los Angeles, California              Director
-----------------------------------------------------------------------------------------------------------------------
Teresa J. Bray                  50   Vice President Administration/Compliance, Secretary             December 2002
Lakeland, Florida
-----------------------------------------------------------------------------------------------------------------------
Jeffrey I. Werber               49   Director                                                         June 2002
Los Angeles, California
-----------------------------------------------------------------------------------------------------------------------
J. Holt Smith                   63   Director                                                          June 2003
Los Angeles, California
-----------------------------------------------------------------------------------------------------------------------
Michael Marcovsky               62   Director                                                         April 2004
Los Angeles, California
-----------------------------------------------------------------------------------------------------------------------
Bernard J. Kouma                67   President of subsidiary, PetCARE TV                              June 2002
Lincoln, Nebraska
-----------------------------------------------------------------------------------------------------------------------

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

Family Relationships

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

Board of Directors

      Our bylaws set the authorized number of directors on our board of directors at not less than one nor more than nine, with the actual number fixed by a resolution of our board. As noted above, there are currently six directors serving on our board, Messrs. Cohen, Mastropietro, Richardson, Werber, Smith, and Marcovsky. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal.

Board Committees

      Our board of directors has established two committees to date, an Audit Committee and a Compensation Committee currently comprised of two directors, Mr. Smith and Mr. Marcovsky. Mr. Smith is Chairman of the Compensation Committee and Mr. Marcovsky is Chairman of the Audit Committee. Neither of the directors serving on the Audit Committee has the requisite public company accounting background or experience to be considered an "audit committee financial expert" as that term is defined by the SEC. Due to our development stage status, we believe that the current members of the Audit Committee have the requisite financial background and experience to carry out their duties. Medical Media is not subject to the listing requirements of a national securities exchange or association.

Advisory Boards

      Our network subsidiaries have advisory boards: PetCARE TV has a Veterinary Advisory Board ("VAB"), and African American Medical Network and KidCARE TV have a Medical Advisory Board ("MAB"). These boards are comprised of respected practitioners, hospital owners, and leading professional consultants from around the world. They are responsible for providing topics for programming, reviewing scripts prior to production, and reviewing the list of potential advertisers.

      Members of the VAB are issued 5,000 shares of the Company's restricted Common Stock for each year they serve. Members of the MAB are issued 10,000 shares of the Company's restricted Common Stock for each year they serve. No monetary fees are paid to members of the VAB or MABs, although expenses may be reimbursed for travel. The on-camera hosts for PetCARE TV, Dr. Jeffrey Werber and Dr. Bernadine Cruz, are members of the VAB. In addition to the shares they receive for their service on the VAB, they are also paid scale acting fees pursuant to the established rates of the American Federation of Television and Radio Artists (AFTRA).

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

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2004, 2005, and 2006 by our Chief Executive Officer and President. No other executive officer's total annual salary and bonus exceeded $100,000.

------------------ -------------- ----- ------------ ---------------------------
Name               Position       Year  Salary       Dollar Value of Stock-Based
                                                     Compensation
------------------ -------------- ----- ------------ ---------------------------
Philip M. Cohen    President/CEO  2006  $150,000 (1)                           0
------------------ -------------- ----- ------------ ---------------------------
                                  2005  $150,000 (2)                           0
------------------ -------------- ----- ------------ ---------------------------

-----------------------------

(1) In 2006, there were unpaid, accrued wages of $89,857 owed to Mr. Cohen for his services rendered in 2006.

(2) In 2005, there were unpaid, accrued wages of $100,044 owed to Mr. Cohen for his services rendered in 2005.

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

      As an inducement for Vicis to purchase their $1,302,000 Note, Mr. Cohen agreed to amend his employment agreement to include a three (3) year non-compete clause. In conjunction therewith, the Company and Mr. Cohen entered into the Second Amended Employment Agreement dated August 11, 2006.

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

      Ms. Bray may terminate the Agreement at any time for cause provided she delivers written notice of such intention to terminate not less than sixty (60) days prior to the date of such termination, which notice shall specify in reasonable detail the circumstances claimed to provide the basis for such termination. The term for "cause" shall mean if the Company unreasonably changes her duties, responsibilities, or working conditions or takes any other action that impedes her in the performance of her duties. If Ms. Bray terminates the Agreement for cause, the Company shall pay Ms. Bray an amount equal to six (6) months of her compensation then in effect as severance pay.

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

      Mr. Kouma may terminate the Agreement at any time for cause provided he delivers written notice of such intention to terminate not less than sixty (60) days prior to the date of such termination, which notice shall specify in reasonable detail the circumstances claimed to provide the basis for such termination. The term for "cause" shall mean if PetCARE TV unreasonably changes his duties, responsibilities, or working conditions or takes any other action that impedes him in the performance of his duties. If Mr. Kouma terminates the Agreement for cause, PetCARE TV shall pay Mr. Kouma an amount equal to six (6) months of his compensation then in effect as severance pay.

      PetCARE TV may terminate the agreement not for cause at any time, provided that we pay Mr. Kouma an amount equal to six (6) months of his compensation then in effect. Mr. Kouma may terminate this agreement not for cause at any time provided he delivers written notice of such intention not less than one month prior to the date of such termination.

2002 Incentive Stock Option Plan

      We have a 2002 equity incentive plan available to key employees and consultants of the Company. We granted option for all 66,667 shares of Common Stock available under the plan. Options expire ten years from the date of grant. As the Company issued grants for the maximum number of shares allowed under this plan, the 2002 Equity Incentive Plan was closed.

2006 Equity Incentive Plan

      We have a 2006 Equity Incentive Plan that allows the Company to issue options for up to 2,000,000 shares to eligible key employees and consultants. Under the plan, the exercise price of each incentive option is equal to the greater of the fair market value of our Common Stock on the date of the grant or the aggregate par value of the stock on the date of grant. In the case of any 10% stockholder, the incentive option price will not be less than 110% of the fair market value on the date of grant. Options expire ten years from the date of grant, except for those granted to a 10% stockholder, which expire five years from the date of grant. The Compensation Committee of the Board of Directors shall determine the price at which shares of stock may be purchased under a nonqualified option. To date, we have granted 654,636 options under this plan with an exercise price of $0.17 per share.

      The following table sets forth unexercised options outstanding as of the year ended December 31, 2006.

----------------------------- --------------- ---------------- -----------------
                                 Number of
                                 Securities        Option           Option
                                 Underlying    Exercise Price   Expiration Date
                                Unexercised         ($)
                                  Options
----------------------------- --------------- ---------------- -----------------
2002 Equity Incentive Plan
----------------------------- --------------- ---------------- -----------------
Philip M. Cohen                     -0-             N/A               N/A
----------------------------- --------------- ---------------- -----------------
Donald R. Mastropietro              -0-             N/A               N/A
----------------------------- --------------- ---------------- -----------------
Teresa J. Bray                      -0-             N/A               N/A
----------------------------- --------------- ---------------- -----------------
Bernard J. Kouma                   1,667           $2.40          10/03/2013
----------------------------- --------------- ---------------- -----------------
Charles V. Richardson               -0-             N/A               N/A
----------------------------- --------------- ---------------- -----------------

----------------------------- --------------- ---------------- -----------------
2006 Equity Incentive Plan
----------------------------- --------------- ---------------- -----------------
Philip M. Cohen                     -0-             N/A               N/A
----------------------------- --------------- ---------------- -----------------
Donald R. Mastropietro              -0-             N/A               N/A
----------------------------- --------------- ---------------- -----------------
Teresa J. Bray                      -0-             N/A               N/A
----------------------------- --------------- ---------------- -----------------
Bernard J. Kouma                  100,000          $0.17          08/29/2016
----------------------------- --------------- ---------------- -----------------
Charles V. Richardson               -0-             N/A               N/A
----------------------------- --------------- ---------------- -----------------

No options were exercised the Company's executive officers during the year ended December 31, 2006

Directors' Compensation

      We have a policy of not granting fees to directors who attend a regularly scheduled or special board meeting; however, we may reimburse out-of-state directors for their cost of travel and lodging to attend such meetings.

      As a member of our Veterinary Advisory Board, Dr. Werber received 5,000 shares of our restricted Common Stock for the years ended 2003, 2004, 2005, and 2006. In addition, we compensate Dr. Werber for his services as an on-camera host for PetCARE TV. Dr. Werber is paid scale-acting fees pursuant to the established rates of the American Federation of Television and Radio Artists (AFTRA) for these services. On January 18, 2006, the Company issued 56,195 shares of restricted Common Stock to Dr. Werber in satisfaction of invoices totaling $22,478 for these services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following alphabetical table sets forth the ownership, as of April 13, 2007, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 46,121,302 shares of Common Stock outstanding as of April 13, 2007.

-------------------------------------- -------------- ------------------ ----------
            Name & Address             itle of Class  Amount and Nature  Percentage
                  of                                    of Beneficial
           Beneficial Owner                               Ownership
-------------------------------------- -------------- ------------------ ----------
Teresa J. Bray (2)                     Common Stock
Lakeland, FL 33804                                               515,259        ***
-------------------------------------- -------------- ------------------ ----------
Philip M. Cohen (3)                    Common Stock
Lutz, FL  33567                                                  446,564        ***
-------------------------------------- -------------- ------------------ ----------
Bernard J. Kouma (4)                   Common Stock
Lincoln, NE  68506                                               105,669        ***
-------------------------------------- -------------- ------------------ ----------
Michael Marcovsky (5)                  Common Stock
Los Angeles, CA  90068                                           100,662        ***
-------------------------------------- -------------- ------------------ ----------
Donald R. Mastropietro (6)             Common Stock
Sarasota, FL  34243                                              755,006        ***
-------------------------------------- -------------- ------------------ ----------
Charles V. Richardson                  Common Stock
Los Angeles, CA  90045                                         1,400,000        ***
-------------------------------------- -------------- ------------------ ----------
J. Holt Smith (7)                      Common Stock
Los Angeles, CA  90067                                           100,000        ***
-------------------------------------- -------------- ------------------ ----------
Sondra Topper (8)                      Common Stock
Lutz, FL  33567                                                  422,465        ***
-------------------------------------- -------------- ------------------ ----------
Jeffrey I. Werber, DVM (9)             Common Stock
Los Angeles, CA  90034                                           340,626        ***
-------------------------------------- -------------- ------------------ ----------
Vicis Capital Master Fund (10)         Common Stock
New York, NY                                                  40,572,393     65.96%
-------------------------------------- -------------- ------------------ ----------
All directors and named executive      Common Stock
officers as a group (8 persons) (11)                           3,763,786        ***
-------------------------------------- -------------- ------------------ ----------

***   Indicates less than 1%.

--------------

(1) Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them. Applicable percentage of ownership is based on 46,121,302 shares of common stock outstanding as of April 13, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 13, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) This amount includes 285,094 shares currently owned by TJB Consulting, Inc., a corporation owned by Ms. Bray individually.

(3) This amount includes 316,564 shares currently owned by Mr. Cohen's wife, Sondra Topper; and 105,901 shares owned by Adam Cohen, Mr. Cohen's son residing at his household.

(4) This amount includes 101,667 shares which are issuable to Mr. Kouma upon exercise of non-qualified stock options.

(5) This amount includes 100,000 shares which are issuable to Mr. Marcovsky upon exercise of non-qualified stock options.

(6) This amount includes 300,000 shares owned by DRM Accounting, Inc., a corporation solely owned by Mr. Mastropietro individually.

(7) This amount includes 100,000 shares which are issuable to Mr. Smith upon exercise of non-qualified stock options.

(8) Sondra Topper is the wife of Philip M. Cohen, the Company's President. This amount includes 316,564 shares currently owned by Mr. Cohen's wife, Sondra Topper; and 105,901 shares owned by Adam Cohen, Mr. Cohen's son residing at his household.

(9) This amount includes 251,667 shares which are issuable to Dr. Werber upon exercise of non-qualified stock options.

(10) This amount includes (a) 25,181,552 shares owned by Vicis, (b) 5,486,087 shares that are issuable to Vicis upon exercise of common stock purchase warrants, (c) 8,369,847 shares that are issuable to Vicis upon the conversion of the principle and interest on its $1,302,000 loan, and (d) 1,534,907 shares that are issuable to Vicis upon the conversion of the principle and interest on its $250,000 loan. This amount does not include 17,756,429 common shares that are issuable to Vicis upon Vicis giving the Company 61-day written notice of its intention to convert including (a) 15,373,000 shares due upon the conversion of the Vicis Series B Zero Coupon Preferred Stock, (b) 1,944,215 shares due upon the conversion of the Vicis Series B Convertible Debenture, (c) 422,132 shares due upon the conversion of the interest of the Vicis Series AA Convertible Debenture,
      (d) 10,695 shares due upon the conversion of the interest of the Vicis June 1, 2006 $50,000 Convertible Note, and (e) 6,387 shares due upon the conversion of the interest of the Vicis June 30, 2006 $50,000 Convertible Note.

(11) Includes 553,334 shares of common stock obtainable upon exercise of common stock options owned by directors and officers.

CHANGE IN CONTROL

      Pursuant to that certain Stock Purchase Agreement dated April 13, 2007, Vicis Capital Master Fund purchased 25,000,000 shares of the Company's Common Stock for $250,000 and acquired control of the Company. Prior to the transaction, the Company had 100,000,000 shares of Common Stock authorized, of which 21,121,302 shares were issued and outstanding. After the transaction, Vicis owns an aggregate of 25,181,552 shares of the Company's Common Stock, or 55% of the 46,121,302 shares of Common Stock issued and outstanding. Vicis also holds certain convertible securities and Common Stock purchase warrants, which, if exercised or converted into Common Stock of the Company, could result in the issuance of an additional 31,501,308 shares of the Company's Common Stock to Vicis. If these shares are issued to Vicis, Vicis will hold a total of 56,682,860 shares of the Company's Common Stock. There are no arrangements or understandings between Vicis and the Company with respect to the election of directors or other matters.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

      Except as set forth below, there were no transactions during the last two fiscal years, and there are no proposed transactions, that involve amounts in excess of $120,000 to which we were or are to become a party in which any director, executive officer, beneficial owner of more than five percent of our Common Stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

      On May 11, 2005, as amended by that certain First Amendment to Merger Agreement dated November 16, 2005, the Company executed that certain Merger Agreement (as amended, the "Merger Agreement") by and among AFMN, Inc., a Delaware corporation ("AFMN"), African American Medical Network, Inc., a Florida corporation and wholly-owned subsidiary of AFMN ("African American Medical Network"), and AAMN Acquisition Sub, Inc., a Florida corporation and wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, Medical Media issued 19,415,626 shares of its restricted common stock (the "Medical Media Common Stock") to AFMN in exchange for 100% of the outstanding shares of African American Medical Network. Under the Merger Agreement, AFMN agreed to distribute the Medical Media Common Stock pro-rata to its shareholders of record as of November 16, 2005. On November 16, 2005, the parties consummated the merger in accordance with the terms of the Merger Agreement and the Company issued the Medical Media Common Stock to AFMN in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. On February 10, 2006, the Company filed a registration statement on Form SB-2 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") registering, among other securities, the Medical Media Common Stock. The Commission declared the Registration Statement effective on March 1, 2006. Shortly thereafter, pursuant to the Merger Agreement, the Medical Media Common Stock was distributed to AFMN shareholders of record as of November 16, 2005. This distribution occurred on or about March 20, 2006. Certain shareholders of AFMN who received the Medical Media Common Stock as a result of the merger were directors and executive officers of the Company. The table below provides the names and number of shares of the Company each director and officer received pursuant to the Merger Agreement in their capacity as shareholders of AFMN.

--------------------------------------------------------------------------------------------------------------------------
                                                                                                      Approximate Value of
                                                                         No. of shares of Medical         Medical Media
                                          No. of shares beneficially      Media Television, Inc.        Television common
      Name and Relationship with              held in AFMN, Inc.          received as a result of       stock received in
    Medical Media Television, Inc.          as of November 16, 2005          the Transaction.            Transaction(4)
Philip M. Cohen(1)
President, Chief Executive Officer,
Chairman of the Board of Directors                 1,055,000                     1,055,000                   118,160
Donald R. Mastropietro(2)
Vice President of Finance, Chief
Financial Officer, Treasurer, Asst.
Sec.                                                748,667                       748,667                    83,850
Teresa Bray(3)
Vice President of Administration,
Secretary                                           670,000                       670,000                    75,040
Jeffrey I. Werber
Director                                               0                             0                          0
Bernard J. Kouma
President of PetCARE Television
Network, Inc.                                          0                             0                          0
John Sfondrini
Director                                               0                             0                          0
J. Holt Smith
Director                                            200,000                       200,000                    22,400
Michael Marcovsky
Director                                            200,000                       200,000                    22,400
Stanley Raphael
Director                                               0                             0                          0
Total                                              2,873,667                     2,873,667                   321,850
--------------------------------------------------------------------------------------------------------------------------


(1) This includes 130,000 shares beneficially held by Mr. Cohen through his wife, Sondra Topper and 925,000 shares held by Mr. Cohen's immediate family members, which are required to be included in this disclosure pursuant to Item 404 of Regulation S-B. Mr. Cohen disclaims beneficial ownership of the 925,000 shares held by his immediate family members for any other purpose.

(2) This includes 733,667 shares beneficially held by Mr. Mastropietro and 15,000 shares held by Mr. Mastropietro's immediate family members, which are required to be included in this disclosure pursuant to Item 404 of Regulation S-B. Mr. Mastropietro disclaims beneficial ownership of the 15,000 shares held by his immediate family members for any other purpose.

(3) This includes 435,000 shares beneficially held by Ms. Bray and 215,000 shares held by Ms. Bray's immediate family members, which are required to be included in this disclosure pursuant to Item 404 of Regulation S-B. Ms. Bray disclaims beneficial ownership of the 215,000 shares held by her immediate family members for any other purpose.

(4) Solely for purposes of complying with the disclosure required pursuant to
Item 404 of Regulation S-B, the approximate value of the Medical Media Common Stock distributed to the AFMN shareholders was $0.112 per share. This value is based on the 5 day average of the closing price of the Company's Common Stock for the period of March 21, 2006 through March 27, 2006.

Director Independence

The Company's common stock is not listed on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, and, therefore, the Company is not currently subject to a system of director independence requirements. Under Item 407(a) of Regulation S-B, the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in ss.121(A)(2) of the AMEX Company Guide. Under such definition, none of the directors of the Company is independent, because the Company's board of directors cannot affirmatively determine that any of its directors does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 13. EXHIBITS.

-------------------------------------------------------------------------------------------------------------------------------
  Exh. No.        Date of Document                                    Description of Document
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
2.1            May 11, 2005            Merger Agreement by and among African American Medical Network, Inc., AFMN, Inc.,
                                       AAMN Acquisition Sub. Inc. and the Company. (7)
-------------------------------------------------------------------------------------------------------------------------------
2.2            November 16, 2005       First Amendment to the Merger Agreement by and among African American Medical
                                       Network, Inc., AFMN, Inc., Medical Media Television, Inc. and AAMN Acquisition Sub,
                                       Inc. (9)
-------------- ----------------------- ---------------------------------------------------------------------------------------
3.0            January 2, 1997         Amended and Restated Articles of Incorporation of Transition Lifestyle Consultants,
                                       Inc.  (1)
-------------------------------------------------------------------------------------------------------------------------------
3.1            June 12, 2002           Articles of Amendment to the Articles of Incorporation (name change to PetCARE
                                       Television Network, Inc.) (1)
-------------------------------------------------------------------------------------------------------------------------------
3.2            August 2, 2002          Articles of Amendment to the Articles of Incorporation (Series A Convertible
                                       Preferred Stock). (1)
-------------------------------------------------------------------------------------------------------------------------------
3.3            November 12, 2003       Articles of Amendment to the Articles of Incorporation (Series B Convertible
                                       Preferred Stock). (2)
-------------------------------------------------------------------------------------------------------------------------------
3.4            March 30, 2004          Articles of Amendment to the Articles of Incorporation (amend Series A Convertible
                                       Preferred Stock). (2)
-------------------------------------------------------------------------------------------------------------------------------
3.5            June 10, 2004           Articles of Amendment to the Articles of Incorporation (amend Series B Convertible
                                       Preferred Stock). (5)
-------------------------------------------------------------------------------------------------------------------------------
3.6            March 25, 2005          Articles of Amendment to the Articles of Incorporation (increase in authorized stock). (6)
-------------------------------------------------------------------------------------------------------------------------------
3.7            April 21, 2005          Articles of Amendment to the Articles of Incorporation (name change to Medical Media
                                       Television, Inc.). (7)
-------------------------------------------------------------------------------------------------------------------------------
3.8            July 14, 2005           Articles of Amendment to the Articles of Incorporation (Series A Zero Coupon
                                       Preferred; Series B Zero Coupon Preferred). (8)
-------------------------------------------------------------------------------------------------------------------------------
3.9            November 16, 2005       Articles of Merger. (9)
-------------------------------------------------------------------------------------------------------------------------------
3.10           December 22, 2005       Articles of Amendment to the Articles of Incorporation (Series C Zero Coupon
                                       Preferred Stock). (13)
-------------------------------------------------------------------------------------------------------------------------------
3.13           N/A                     Bylaws of PetCARE Television Network, Inc. (1)
-------------------------------------------------------------------------------------------------------------------------------
3.14           N/A                     Form of common stock certificate of PetCARE Television Network, Inc. (1)
-------------------------------------------------------------------------------------------------------------------------------
3.15           N/A                     Form of common stock certificate of Medical Media Television Network, Inc. (13)
-------------------------------------------------------------------------------------------------------------------------------
4.0            N/A                     Form of Warrant for Placement Agent (3)
-------------------------------------------------------------------------------------------------------------------------------
10.0           N/A                     2002 Equity Incentive Plan. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.1           May 1, 2002             Non-Interest Bearing Promissory Note to James Calaway for $100,000. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.2           June 1, 2002            Consulting Agreement with James C. Calaway. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.3           June 5, 2002            Employment Agreement with Philip M. Cohen. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.4           June 7, 2002            Non-Interest Bearing Promissory Note to Daniel V. Hugo for $25,000. (1)

-------------------------------------------------------------------------------------------------------------------------------
  Exh. No.        Date of Document                                    Description of Document
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
10.5           June 7, 2002            Non-Interest Bearing Promissory Note to Robert Hugo and Janna Hugo for $6,000. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.6           June 7, 2002            Non-Interest Bearing Promissory Note to Robert and Jamie Turner for $5,000. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.7           February 6, 2003        Letter Agreement from Philip Cohen to James Calaway. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.8           March 10, 2003          Note Purchase and Security Agreement with Pet Edge, LLC. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.9           March 10, 2003          Senior Convertible Promissory Note to Pet Edge, LLC for $1,000,000. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.10          March 10, 2003          Lock-up Agreement with Philip M. Cohen. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.11          March 10, 2003          Lock-up Agreement with James C. Calaway. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.12          May 28, 2003            Senior Convertible Promissory Note to Pet Edge, LLC for $50,000. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.13          May 28, 2003            Note Purchase and Security Agreement with Pet Edge, LLC. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.14          June 6, 2003            Note Purchase and Security Agreement with Pet Edge, LLC. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.15          June 6, 2003            Senior Convertible Promissory Note to Pet Edge, LLC. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.16          June 6, 2003            Note Purchase and Security Agreement with Pet Edge, LLC. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.17          June 6, 2003            Senior Convertible Promissory Note to Pet Edge, LLC. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.18          June 10, 2003           Note Purchase Agreement with Mark C. Maltzer. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.19          July 1, 2003            Note Purchase and Security Agreement with Pet Edge, LLC. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.20          July 1, 2003            Senior Convertible Promissory Note to Pet Edge, LLC for $275,000. (1)
-------------------------------------------------------------------------------------------------------------------------------
10.21          November 10, 2003       Amendment to Senior Convertible Promissory Notes with Pet Edge, LLC. (2)
-------------------------------------------------------------------------------------------------------------------------------
10.22          February 2, 2004        Placement Agent Agreement with H.C. Wainwright & Co., Inc. (3)
-------------------------------------------------------------------------------------------------------------------------------
10.23          February 11, 2004       Letter Agreement with H.C. Wainwright & Co., Inc. (amending payment terms). (3)
-------------------------------------------------------------------------------------------------------------------------------
10.24          February 13, 2004       Note Purchase and Security Agreement with Victus Capital. (3)
-------------------------------------------------------------------------------------------------------------------------------
10.25          February 13, 2004       Convertible Promissory Note with Victus Capital, LP for $1 million. (3)
-------------------------------------------------------------------------------------------------------------------------------
10.26          May 10, 2004            Debt Conversion Agreement with Victus Capital (3)
-------------------------------------------------------------------------------------------------------------------------------
10.27          July 27, 2004           Note Purchase Agreement by and between PetCARE Television Network, Inc. and Victus
                                       Capital, LP. (4)
-------------------------------------------------------------------------------------------------------------------------------
10.28          July 27, 2004           Subordinated Convertible Promissory Note to Victus Capital, LP. (4)
-------------------------------------------------------------------------------------------------------------------------------
10.29          July 27, 2004           Warrant to Purchase Shares of Common Stock to Victus Capital, LP. (4)
-------------------------------------------------------------------------------------------------------------------------------
10.30          November 16, 2005       Promissory Note to Carmen Bernstein for $200,000. (13)
-------------------------------------------------------------------------------------------------------------------------------
10.31          March 1, 2005           Common Stock Purchase Warrant to Midtown Partners & Co., LLC. (8)
-------------------------------------------------------------------------------------------------------------------------------
10.32          March 16, 2005          Series A Convertible Debenture to Vicis Capital Master Series Trust. (7)
-------------------------------------------------------------------------------------------------------------------------------
10.33          March 16, 2005          Series A Common Stock Purchase Warrant to Vicis Capital Master Series Trust. (7)
-------------------------------------------------------------------------------------------------------------------------------
10.34          March 16, 2005          Series B Common Stock Purchase Warrant to Vicis Capital Master Series Trust. (7)
-------------------------------------------------------------------------------------------------------------------------------
10.35          March 16, 2005          Series C Common Stock Purchase Warrant to Vicis Capital Master Series Trust. (7)
-------------------------------------------------------------------------------------------------------------------------------
10.36          November 16, 2005       Promissory Note to Laurence Wallace for $100,000. (13)
-------------------------------------------------------------------------------------------------------------------------------
10.37          May 6, 2005             Series B Convertible Debenture to Vicis Capital Master Fund. (8)
-------------------------------------------------------------------------------------------------------------------------------
10.38          May 6, 2005             Series D Common Stock Purchase Warrant to Vicis Capital Master Fund. (8)
-------------------------------------------------------------------------------------------------------------------------------
10.39          May 6, 2005             Series E Common Stock Purchase Warrant to Vicis Capital Master Fund. (8)
-------------------------------------------------------------------------------------------------------------------------------
10.40          May 6, 2005             Series F Common Stock Purchase Warrant to Vicis Capital Master Fund. (8)
-------------------------------------------------------------------------------------------------------------------------------
10.41          May 6, 2005             Series D Common Stock Purchase Warrant to MidTown Partners & Co., LLC. (8)
-------------------------------------------------------------------------------------------------------------------------------
10.42          May 11, 2005            Merger Agreement by and among African American Medical Network, Inc., AFMN, Inc.,
                                       AAMN Acquisition Sub. Inc. and the Company. (7)
-------------------------------------------------------------------------------------------------------------------------------
10.43          June 1, 2005            Employment Agreement between PetCARE Television Network, Inc. and Bernard Kouma. (13)
-------------------------------------------------------------------------------------------------------------------------------
10.44          July 8, 2005            Debt Exchange Agreement between the Company and Pet Edge, LLC. (8)
-------------------------------------------------------------------------------------------------------------------------------
10.45          July 8, 2005            Debt Exchange Agreement between the Company and Vicis Capital Master Fund. (8)
-------------------------------------------------------------------------------------------------------------------------------
10.46          July 8, 2005            Debt Exchange Agreement between the Company and Mark Maltzer. (8)
-------------------------------------------------------------------------------------------------------------------------------
10.47          July 8, 2005            Common Stock Purchase Warrant to Vicis Capital Master Fund. (8)
-------------------------------------------------------------------------------------------------------------------------------
10.48          July 8, 2005            Common Stock Purchase Warrant to Pet Edge, LLC. (8)
-------------------------------------------------------------------------------------------------------------------------------
10.49          July 8, 2005            Common Stock Purchase Warrant to Mark Maltzer. (8)
-------------------------------------------------------------------------------------------------------------------------------
10.50          November 16, 2005       First Amendment to the Merger Agreement by and among African American Medical
                                       Network, Inc., AFMN, Inc., Medical Media Television, Inc. and AAMN Acquisition Sub,
                                       Inc. (9)
-------------------------------------------------------------------------------------------------------------------------------
10.51          November 16, 2005       Capital Stock Escrow and Disposition Agreement between the Company, AFMN, Inc. and
                                       Philip Cohen. (9)
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
  Exh. No.        Date of Document                                    Description of Document
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
10.52          November 16, 2005       Employment Agreement between Medical Media and Donald R. Mastropietro. (10)
-------------------------------------------------------------------------------------------------------------------------------
10.53          November 16, 2005       Employment Agreement between Medical Media and Teresa J. Bray. (10)
-------------------------------------------------------------------------------------------------------------------------------
10.54          November 26, 2005       Employment Agreement between Medical Media and Charles V. Richardson. (10)
-------------------------------------------------------------------------------------------------------------------------------
10.55          November 26, 2005       Employment Agreement between African American Medical Network, Inc. and Robert
                                       Cambridge. (13)
-------------------------------------------------------------------------------------------------------------------------------
10.56          November 29, 2005       First Amendment to Employment Agreement with Donald R. Mastropietro. (10)
-------------------------------------------------------------------------------------------------------------------------------
10.57          November 29, 2005       First Amendment to Employment Agreement with Teresa J. Bray. (10)
-------------------------------------------------------------------------------------------------------------------------------
10.58          November 30, 2005       Amended Note Purchase Agreement from the Company to William H. Quiros for a
                                       $1,000,000 loan  (16)
-------------------------------------------------------------------------------------------------------------------------------
10.59          December 1, 2005        Distribution Agreement between PetCARE Television Network, Inc. and Lifelearn, Inc.
                                       (13)
-------------------------------------------------------------------------------------------------------------------------------
10.60          January 3, 2006         Distribution Agreement between PetCARE Television Network, Inc. and Butler Animal
                                       Health Supply. (13)
-------------------------------------------------------------------------------------------------------------------------------
10.61          January 26, 2006        Note Purchase Agreement between the Company and CapitalSmart, LLC for $1,000,000. (11)
-------------------------------------------------------------------------------------------------------------------------------
10.62          February 14, 2006       Note Purchase Agreement between the Company and Steven J. Port for a $100,000 loan
                                       (16)
-------------------------------------------------------------------------------------------------------------------------------
10.63          February 15, 2006       Convertible Promissory Note from the Company to Steven J. Port for $100,000 (16)
-------------------------------------------------------------------------------------------------------------------------------
10.64          February 15, 2006       Common Stock Purchase Warrant from the Company to Steve J. Port (16)
-------------------------------------------------------------------------------------------------------------------------------
10.65          February 16, 2006       Note Purchase Agreement between the Company and Gilbert B. Ross for a $200,000 loan
                                       (16)
-------------------------------------------------------------------------------------------------------------------------------
10.66          February 16, 2006       Convertible Promissory Note from the Company to Gilbert B. Ross for $200,000 (16)
-------------------------------------------------------------------------------------------------------------------------------
10.67          February 16, 2006       Common Stock Purchase Warrant from the Company to Gilbert B. Ross (16)
-------------------------------------------------------------------------------------------------------------------------------
10.68          February 15, 2006       Convertible Promissory Note to CapitalSmart, LLC for $1,000,000 (11)
-------------------------------------------------------------------------------------------------------------------------------
10.69          February 15, 2006       Common Stock Purchase Warrants issued to CapitalSmart, LLC for 625,000 shares (11)
-------------------------------------------------------------------------------------------------------------------------------
10.70          March 13. 2006          Affinity Program Agreement between PetCARE Television Network, Inc. and AAHA (11)
-------------------------------------------------------------------------------------------------------------------------------
10.71          March 23, 2006          Amended Employment Agreement with Philip M. Cohen. (11)
-------------------------------------------------------------------------------------------------------------------------------
10.72          March 30, 2006          Note Purchase Agreement between the Company and William H. Quiros for a $450,000 loan
                                       (16)
-------------------------------------------------------------------------------------------------------------------------------
10.73          March 31, 2006          Convertible Promissory Note from the Company to William H. Quiros for $450,000 (16)
-------------------------------------------------------------------------------------------------------------------------------
10.74          March 31, 2006          Note Purchase Agreement between the Company and Elaine G. Edinburg (14)
-------------------------------------------------------------------------------------------------------------------------------
10.75          March 31, 2006          Convertible Promissory Note from the Company to Elaine G. Edinburg for $10,000 (14)
-------------------------------------------------------------------------------------------------------------------------------
10.76          March 31, 2006          Common Stock Purchase Warrant from the Company to Elaine G. Edinburg (14)
-------------------------------------------------------------------------------------------------------------------------------
10.77          March 31, 2006          Amended Note Purchase Agreement between the Company and Elaine G. Edinburg for a
                                       $10,000 loan (16)
-------------------------------------------------------------------------------------------------------------------------------
10.78          April 1, 2006           Note Purchase Agreement between the Company and Steven J. Port for a $125,000 loan
                                       (16)
-------------------------------------------------------------------------------------------------------------------------------
10.79          April 1, 2006           Convertible Promissory Note from the Company to Steven J. Port for $125,000 (16)
-------------------------------------------------------------------------------------------------------------------------------
10.80          April 1, 2006           Common Stock Purchase Warrant from the Company to Steve J. Port (16)
-------------------------------------------------------------------------------------------------------------------------------
10.81          April 15, 2006          Note Purchase Agreement between the Company and Softrev Partners, Inc. for a $250,000
                                       loan (16)
-------------------------------------------------------------------------------------------------------------------------------
10.82          April 16, 2006          Convertible Promissory Note from the Company to Softrev Partners, Inc. for $250,000
                                       (16)
-------------------------------------------------------------------------------------------------------------------------------
10.83          April 16, 2006          Common Stock Purchase Warrant from the Company to Softrev Partners, Inc. (16)
-------------------------------------------------------------------------------------------------------------------------------
10.84          May 1, 2006             2006 Medical Media Television, Inc. Equity Incentive Plan (16)
-------------------------------------------------------------------------------------------------------------------------------
10.85          June 1, 2006            Secured Promissory Note from the Company to Vicis Capital Master Fund for $50,000 (16)
-------------------------------------------------------------------------------------------------------------------------------
10.85          June 30, 2006           Secured Promissory Note from the Company to Vicis Capital Master Fund for $50,000 (16)
-------------------------------------------------------------------------------------------------------------------------------
10.86          July 26, 2006           Common Stock Purchase Warrant from the Company to William H. Quiros (16)
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
  Exh. No.        Date of Document                                    Description of Document
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
10.87          August 11, 2006         Note Purchase Agreement by and between the Company and Vicis Capital Master Fund for a $1,302,000 loan (15)
-------------------------------------------------------------------------------------------------------------------------------
10.88          August 11, 2006         10% Secured Convertible Promissory Note from the Company to Vicis Capital Master Fund for $1,302,000 (15)
-------------------------------------------------------------------------------------------------------------------------------
10.89          August 11, 2006         Stock Pledge and Escrow Agreement by and between the Company and Vicis Capital Master
                                       Fund (15)
-------------------------------------------------------------------------------------------------------------------------------
10.90          August 11, 2006         Registration Rights Agreement by and between the Company and Vicis Capital Master
                                       Fund (15)
-------------------------------------------------------------------------------------------------------------------------------
10.91          August 11, 2006         Security Agreement by and between the Company and Vicis Capital Master Fund (15)
-------------------------------------------------------------------------------------------------------------------------------
10.92          August 11, 2006         Guaranty Agreement by and between PetCARE Television Network, Inc. and Vicis Capital
                                       Master Fund (15)
-------------------------------------------------------------------------------------------------------------------------------
10.93          August 11, 2006         Guaranty Agreement by and between African American Medical Network, Inc. and Vicis
                                       Capital Master Fund (15)
-------------------------------------------------------------------------------------------------------------------------------
10.94          August 11, 2006         Guaranty Agreement by and between KidCARE Medical Television Network, Inc. and Vicis
                                       Capital Master Fund (15)
-------------------------------------------------------------------------------------------------------------------------------
10.95          August 11, 2006         Guarantor Security Agreement by and between PetCARE Television Network, Inc. and
                                       Vicis Capital Master Fund (15)
-------------------------------------------------------------------------------------------------------------------------------
10.96          August 11, 2006         Guarantor Security Agreement by and between African American Medical Network, Inc.
                                       and Vicis Capital Master Fund (15)
-------------------------------------------------------------------------------------------------------------------------------
10.97          August 11, 2006         Guarantor Security Agreement by and between KidCARE Medical Television Network, Inc.
                                       and Vicis Capital Master Fund (15)
-------------------------------------------------------------------------------------------------------------------------------
10.98          August 11, 2006         Second Amended Employment Agreement between the Company and Philip M. Cohen (15)
-------------------------------------------------------------------------------------------------------------------------------
10.99          August 11, 2006         Resignation letter of Randall Maxey (15)
-------------------------------------------------------------------------------------------------------------------------------
10.100         September 1, 2006       Settlement and Termination Agreement between African American Medical Network, Inc.
                                       and Robert Cambridge (17)
-------------------------------------------------------------------------------------------------------------------------------
10.101         September 29, 2006      Extension agreement between the Company and Laurence Wallace (17)
-------------------------------------------------------------------------------------------------------------------------------
10.102         September 29, 2006      Common Stock Purchase Warrant to Laurence Wallace (17)
-------------------------------------------------------------------------------------------------------------------------------
10.103         February 1, 2007        Note Purchase Agreement by and between the Company and Vicis Capital Master Fund for a $250,000 loan (*)
-------------------------------------------------------------------------------------------------------------------------------
10.104         February 1, 2007        10% Secured Convertible Promissory Note from the Company to Vicis Capital Master Fund for $250,000 (*)
-------------------------------------------------------------------------------------------------------------------------------
10.105         February 1, 2007        Stock Pledge and Escrow Agreement by and between the Company and Vicis Capital Master
                                       Fund (*)
-------------------------------------------------------------------------------------------------------------------------------
10.106         February 1, 2007        Registration Rights Agreement by and between the Company and Vicis Capital Master
                                       Fund (*)
-------------------------------------------------------------------------------------------------------------------------------
10.107         February 1, 2007        Security Agreement by and between the Company and Vicis Capital Master Fund (*)
-------------------------------------------------------------------------------------------------------------------------------
10.108         February 1, 2007        Guaranty Agreement by and between PetCARE Television Network, Inc. and Vicis Capital
                                       Master Fund (*)
-------------------------------------------------------------------------------------------------------------------------------
10.109         February 1, 2007        Guaranty Agreement by and between African American Medical Network, Inc. and Vicis
                                       Capital Master Fund (*)
-------------------------------------------------------------------------------------------------------------------------------
10.110         February 1, 2007        Guaranty Agreement by and between KidCARE Medical Television Network, Inc. and Vicis
                                       Capital Master Fund (*)
-------------------------------------------------------------------------------------------------------------------------------
10.111         February 1, 2007        Guarantor Security Agreement by and between PetCARE Television Network, Inc. and
                                       Vicis Capital Master Fund (*)
-------------------------------------------------------------------------------------------------------------------------------
10.112         February 1, 2007        Guarantor Security Agreement by and between African American Medical Network, Inc.
                                       and Vicis Capital Master Fund (*)
-------------------------------------------------------------------------------------------------------------------------------
10.113         February 1, 2007        Guarantor Security Agreement by and between KidCARE Medical Television Network, Inc.
                                       and Vicis Capital Master Fund (*)
-------------------------------------------------------------------------------------------------------------------------------
10.114         April 13, 2007          Stock Purchase Agreement with Vicis Capital Master Fund for $250,000 (*)
-------------------------------------------------------------------------------------------------------------------------------
14.1           N/A                     2006 Code of Business Conduct and Ethics (for officers and directors). (11)
-------------------------------------------------------------------------------------------------------------------------------
14.2           N/A                     2006 Code of Ethics (for Financial Executives). (11)
-------------------------------------------------------------------------------------------------------------------------------
14.3           N/A                     2006 Insider Trading Compliance Program (for officers and directors). (11)
-------------------------------------------------------------------------------------------------------------------------------
21.1           April 17, 2007          List of Subsidiaries (*)
-------------------------------------------------------------------------------------------------------------------------------
31.1           April 17, 2007          Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). (*)
-------------------------------------------------------------------------------------------------------------------------------
31.2           April 17, 2007          Certification of Principal Financial Officer of Periodic Report pursuant to Rule
                                       13a-14a and Rule 15d-14(a). (*)
-------------------------------------------------------------------------------------------------------------------------------
32.1           April 17, 2007          Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)
-------------------------------------------------------------------------------------------------------------------------------
32.2           April 17, 2007          Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)
-------------------------------------------------------------------------------------------------------------------------------

--------------------

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

(7) Previously filed with Form 10-QSB for period ended March 31, 2005 filed on May 16, 2005.

(8) Previously filed with Form 10-QSB for period ended June 30, 2005 filed on September 9, 2005.

(9) Previously filed with Form 10-QSB for period ended September 30, 2005 filed on November 21, 2005.

(10)  Previously filed with Form 8-K filed on December 7, 2005.

(11) Previously filed with Form 10-K for year ended December 31, 2005 filed on March 30, 2006.

(12)  Previously filed with Form 8-K filed on January 31, 2006.

(13)  Previously filed with Form SB-2 filed on February 10, 2006.

(14) Previously filed with Form 10-QSB for period ended March 31, 2006 filed on May 15, 2006.

(15)  Previously filed with Form 8-K filed on August 17, 2006.

(16) Previously filed with Form 10-QSB for period ended June 30, 2006 filed on August 21, 2006.

(17) Previously filed with Form 10-QSB for period ended September 30, 2006 filed on November 20, 2006.

*     Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $42,000, $27,186, and $18,493 from Baumann, Raymondo & Company, P.A. for the 2006, 2005 and 2004 fiscal years respectively. Such fees were primarily for work completed for our annual audits, quarterly reviews, and SB-2 Registration Statement. Other Audit-Related Fees: None.

Tax Fees. We incurred no fees from Baumann, Raymondo & Company, P.A. for the 2006, 2005, and 2004 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We incurred no other fees from Baumann, Raymondo & Company, P.A. for the 2006, 2005, and 2004 fiscal years. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2006, 2005 and 2004 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Baumann, Raymondo & Company, P.A. solely for audit and audit-related services, and as needed for tax consultation and tax compliance services, and due diligence in acquisitions.

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

                          INDEX TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
                                                                           Page
-------------------------------------------------------------------------------
Report of Independent Registered Public Accounting Firm                     F-1
-------------------------------------------------------------------------------
Balance Sheet as of December 31, 2006                                       F-2
-------------------------------------------------------------------------------
Statements of Operations for the years ended December 31, 2006 and          F-3
2005 and From Inception (October 2, 1989) to December 31. 2006
-------------------------------------------------------------------------------
Statements of Cash Flows for the years ended December 31, 2006 and          F-4
2005 and From Inception (October 2, 1989) to December 31. 2006
-------------------------------------------------------------------------------
Statements of Stockholders' Deficit for the years ended December 31, 2006 F-5 and 2005 and from Inception (October 2, 1989) to December 31. 2006
-------------------------------------------------------------------------------
Notes to Financial Statements                                               F-6
-------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Medical Media Television, Inc.
Tampa, Florida

We have audited the consolidated balance sheet of Medical Media Television, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, statements of stockholders' equity and statements of cash flows for the years ending December 31, 2006 and 2005, and for the period from inception (October 2, 1989) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Media Television, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and cash flows for the years ending December 31, 2006 and 2005, and for the period from inception (October 2, 1989) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Baumann, Raymondo & Company PA
BAUMANN, RAYMONDO & Company PA

April 10, 2007
Tampa, Florida

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006

                                     ASSETS
Current assets:
      Cash                                                                   $      1,722
      Accounts receivable                                                          32,135
      Prepaid expenses and other current assets                                    33,810
                                                                             ------------
         Total current assets                                                      67,667
                                                                             ------------

Fixed assets:
      Computer equipment                                                           18,473
      Leasehold improvements                                                        6,196
                                                                             ------------
                                                                                   24,669
      Less accumulated depreciation                                                17,444
                                                                             ------------
         Total fixed assets                                                         7,225
                                                                             ------------

Other assets:
      Intangible assets                                                           220,834
      Security deposits                                                             7,596
                                                                             ------------
         Total other assets                                                       228,430
                                                                             ------------
         Total assets                                                        $    303,322
                                                                             ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                                       $    509,633
      Accrued expenses and other current liabilities                              939,145
      Deferred revenue                                                             24,212
      Note payable                                                                505,000
      Notes payable to stockholders                                             1,636,999
                                                                             ------------
         Total current liabilities                                              3,614,989
                                                                             ------------

Long-term liabilities
      Note payable                                                                450,000
      Note payable to stockholder                                               1,185,653
      Deferred revenue-long-term                                                    5,212
      Commitments and contingencies                                                    --
                                                                             ------------
         Total long-term liabilities                                            1,640,865
                                                                             ------------
         Total liabilities                                                      5,255,854
                                                                             ------------

      Stockholders' deficit:
       Preferred stock - $1.00 stated value; 25,000,000 shares authorized;
        1,682,044 Series A Zero Coupon, shares issued and outstanding,
        2,612,329 Series B Zero Coupon, shares issued and outstanding,
        and 26,814 Series C Zero Coupon, shares issued and outstanding          4,321,187
       Common stock - par value $.0005; 100,000,000 shares authorized;
        21,121,302 shares issued and outstanding                                   10,561
       Additional paid-in capital                                               1,221,035
       Accumulated deficit during development stage                           (10,505,315)
                                                                             ------------
         Total stockholders' deficit                                           (4,952,532)
                                                                             ------------
         Total liabilities and stockholders' deficit                         $    303,322
                                                                             ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
              FROM INCEPTION (OCTOBER 2, 1989) to DECEMBER 31, 2006

                                                                                From
                                                                             Inception to
                                                      December 31,           December 31,
                                             ---------------------------
                                                 2006            2005            2006
                                             ------------    ------------    ------------
Revenues                                     $    371,734    $    124,764    $    572,266
Cost of revenues                                   54,242          34,569          97,973
                                             ------------    ------------    ------------
Gross profit                                      317,492          90,195         474,293
                                             ------------    ------------    ------------
Operating expenses:
    DVD production costs                          286,420         146,086         810,486
    General and administration                  1,171,155         878,474       4,439,815
    Sales and marketing                           992,699         660,985       2,824,385
    Depreciation and amortization                  85,963           6,257         241,701
                                             ------------    ------------    ------------
       Total operating expense                  2,536,237       1,691,802       8,316,387
                                             ------------    ------------    ------------
Operating loss                                 (2,218,745)     (1,601,607)     (7,842,094)
                                             ------------    ------------    ------------
Other income and (expense)
    Interest expense                             (477,184)       (365,006)     (1,399,254)
    Interest income                                   175             358           2,040
    Other income                                      489             953           2,928
    Disposal of fixed assets                       (1,723)             --          (1,723)
    Impairment of goodwill                     (1,271,037)             --      (1,271,037)
    Gain on sale of subsidiary                         --              --           2,421
                                             ------------    ------------    ------------
       Total other income (expense)            (1,749,280)       (363,695)     (2,664,625)
                                             ------------    ------------    ------------
Loss before extraordinary items                (3,968,025)     (1,965,302)    (10,506,719)
    Gain on extinguishment of debt                     --              --           1,404
                                             ------------    ------------    ------------
Loss before taxes                              (3,968,025)     (1,965,302)    (10,505,315)
    Provision for income taxes                         --              --              --
                                             ------------    ------------    ------------
Net loss                                     $ (3,968,025)   $ (1,965,302)   $(10,505,315)
                                             ============    ============    ============
Net loss per share, basic and diluted        $      (0.19)   $      (0.53)   $      (5.57)
                                             ============    ============    ============
Weighted average shares, basic and diluted     21,083,877       3,703,080       1,887,704
                                             ============    ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR PERIOD FROM INCEPTION (OCTOBER 2, 1989) THROUGH DECEMBER 31, 2006

                                                  Preferred Stock                Common Stock
                                            --------------------------    --------------------------
                                              Shares          Amount         Shares        Amount
                                            -----------    -----------    -----------    -----------
Issuance of $0.01 par value common
 shares to an individual for a note                  --    $        --          1,000    $       100
Payment of subscription receivable                   --             --             --             --
Stock split 2,000:1 and change par                   --             --             --             --
 value from $0.01 to $0.0005                         --             --      1,999,000            900
                                            -----------    -----------    -----------    -----------

Balance, December 31, 1996                           --             --      2,000,000          1,000

Repurchase of shares                                 --             --             --             --
Issuance of common stock                             --             --      2,476,000          1,238
                                            -----------    -----------    -----------    -----------

Balance, December 31, 1997                           --             --      4,476,000          2,238

Net loss                                             --             --             --             --
                                            -----------    -----------    -----------    -----------

Balance, December 31, 1998                           --             --      4,476,000          2,238
                                            -----------    -----------    -----------    -----------

Balance, December 31, 1999                           --             --      4,476,000          2,238

Shares issued in connection
 with merger with Y2K Recording, Inc.                --             --      1,025,000            513
Net income                                           --             --             --             --
                                            -----------    -----------    -----------    -----------

Balance, December 31, 2000                           --             --      5,501,000          2,751

Shares issued in connection
 with merger with Savage Mojo, Inc.                  --             --      8,000,000          4,000
Shares issued for services                           --             --         10,000              5
Contributed capital                                  --             --             --             --
Net loss                                             --             --             --             --
                                            -----------    -----------    -----------    -----------

Balance, December 31, 2001                           --             --     13,511,000          6,756

Series A shares sold in private placement        47,750         95,500             --             --
Retire treasury stock                                --             --     (1,725,000)          (863)
Shares issued as premium for notes                   --             --      2,939,553          1,470
Shares issued for Cohen employment
 agreement                                           --             --        748,447            374
Cancellation of outstanding stock
 returned by M. Klimes                               --             --     (4,000,000)        (2,000)
Shares issued for services                           --             --        312,000            156
Payment of subscription receivable                   --             --             --             --
Write off of subscription receivable                 --             --             --             --
Net loss                                             --             --             --             --
                                            -----------    -----------    -----------    -----------

Balance, December 31, 2002                       47,750         95,500     11,786,000          5,893

Shares issued for services                           --             --         50,000             25
Series A shares sold in private placement        53,500        107,000             --             --
Series B shares sold in private placement         1,000          2,000             --             --
Net loss                                             --             --             --             --
                                            -----------    -----------    -----------    -----------

Balance, December 31, 2003                      102,250        204,500     11,836,000          5,918

Conversion of Series A to common               (101,250)      (202,500)       525,959            263
Cancellation and refund of Series B              (1,000)        (2,000)            --             --
Shares issued for services                           --             --        372,583            186
Shares issued for debt                               --             --        357,143            179
Net loss                                             --             --             --             --
                                            -----------    -----------    -----------    -----------

Balance, December 31, 2004                           --             --     13,091,685          6,546

Effects of 30: 1 reverse stock split                 --             --    (12,654,986)        (6,327)
Issuance of dividend shares                          --             --        872,779            436
Conversion of debt to preferred               4,303,000      4,303,000             --             --
Acquisition of African American
 Medical Network, Inc.                               --             --     19,415,626          9,708
Net loss                                             --             --             --             --
                                            -----------    -----------    -----------    -----------
Balance, December 31, 2005                    4,303,000      4,303,000     20,725,104         10,363

Shares issued for services                           --             --        250,361            125
Warrants exercised                                   --             --        145,837             73
Conversion of debt to preferred                  18,187         18,187             --             --
Net loss                                             --             --             --             --
                                            -----------    -----------    -----------    -----------

Balance, December 31, 2006                    4,321,187    $ 4,321,187     21,121,302    $    10,561
                                            ===========    ===========    ===========    ===========


                                                                             Accumulated
                                                                               Deficit
                                             Additional                        during
                                              Paid-in       Subscription     Development
                                              Capital        Receivable         Stage
                                            ------------    ------------    ------------
Issuance of $0.01 par value common
 shares to an individual for a note         $      1,900    $     (2,000)   $         --
Payment of subscription receivable                    --           1,885              --
Stock split 2,000:1 and change par                    --              --              --
 value from $0.01 to $0.0005                        (900)             --              --
                                            ------------    ------------    ------------

Balance, December 31, 1996                         1,000            (115)             --

Repurchase of shares                                  --              --              --
Issuance of common stock                           3,762          (5,000)             --
                                            ------------    ------------    ------------

Balance, December 31, 1997                         4,762          (5,115)             --

Net loss                                              --              --          (2,867)
                                            ------------    ------------    ------------

Balance, December 31, 1998                         4,762          (5,115)         (2,867)
                                            ------------    ------------    ------------

Balance, December 31, 1999                         4,762          (5,115)         (2,867)

Shares issued in connection
 with merger with Y2K Recording, Inc.                 --              --              --
Net income                                            --              --             434
                                            ------------    ------------    ------------

Balance, December 31, 2000                         4,762          (5,115)         (2,433)

Shares issued in connection
 with merger with Savage Mojo, Inc.                   --              --              --
Shares issued for services                           995              --              --
Contributed capital                                5,672              --              --
Net loss                                              --              --         (57,151)
                                            ------------    ------------    ------------

Balance, December 31, 2001                        11,429          (5,115)        (59,584)

Series A shares sold in private placement             --              --              --
Retire treasury stock                             (4,137)             --              --
Shares issued as premium for notes                    --              --              --
Shares issued for Cohen employment
 agreement                                        74,471              --              --
Cancellation of outstanding stock
 returned by M. Klimes                                --              --              --
Shares issued for services                        31,044              --              --
Payment of subscription receivable                    --           5,000              --
Write off of subscription receivable                  --             115              --
Net loss                                              --              --        (498,888)
                                            ------------    ------------    ------------

Balance, December 31, 2002                       112,807              --        (558,472)

Shares issued for services                         4,975              --              --
Series A shares sold in private placement             --              --              --
Series B shares sold in private placement             --              --              --
Net loss                                              --              --      (1,825,313)
                                            ------------    ------------    ------------

Balance, December 31, 2003                       117,782              --      (2,383,785)

Conversion of Series A to common                 202,237              --              --
Cancellation and refund of Series B                   --              --              --
Shares issued for services                       101,828              --              --
Shares issued for debt                           249,821              --              --
Net loss                                              --              --      (2,188,203)
                                            ------------    ------------    ------------

Balance, December 31, 2004                       671,668              --      (4,571,988)

Effects of 30: 1 reverse stock split               6,327              --              --
Issuance of dividend shares                         (436)             --              --
Conversion of debt to preferred                       --              --              --
Acquisition of African American
 Medical Network, Inc.                           420,879              --              --
Net loss                                              --              --      (1,965,302)
                                            ------------    ------------    ------------
Balance, December 31, 2005                     1,098,438              --      (6,537,290)

Shares issued for services                        98,560              --              --
Warrants exercised                                24,037              --              --
Conversion of debt to preferred                       --              --              --
Net loss                                              --              --      (3,968,025)
                                            ------------    ------------    ------------

Balance, December 31, 2006                  $  1,221,035    $         --    $(10,505,315)
                                            ============    ============    ============


                                                  Treasury Stock
                                            ---------------------------
                                               Shares         Amount         Total
                                            ------------   ------------   ------------
Issuance of $0.01 par value common
 shares to an individual for a note         $         --   $         --   $         --
Payment of subscription receivable                    --             --          1,885
Stock split 2,000:1 and change par                    --             --             --
 value from $0.01 to $0.0005                          --             --             --
                                            ------------   ------------   ------------

Balance, December 31, 1996                            --             --          1,885

Repurchase of shares                          (1,725,000)        (5,000)        (5,000)
Issuance of common stock                               .             --             --
                                            ------------   ------------   ------------

Balance, December 31, 1997                    (1,725,000)        (5,000)        (3,115)

Net loss                                              --             --         (2,867)
                                            ------------   ------------   ------------

Balance, December 31, 1998                    (1,725,000)        (5,000)        (5,982)
                                            ------------   ------------   ------------

Balance, December 31, 1999                    (1,725,000)        (5,000)        (5,982)

Shares issued in connection
 with merger with Y2K Recording, Inc.                 --             --            513
Net income                                            --             --            434
                                            ------------   ------------   ------------

Balance, December 31, 2000                    (1,725,000)        (5,000)        (5,035)

Shares issued in connection
 with merger with Savage Mojo, Inc.                   --             --          4,000
Shares issued for services                            --             --          1,000
Contributed capital                                   --             --          5,672
Net loss                                              --             --        (57,151)
                                            ------------   ------------   ------------

Balance, December 31, 2001                    (1,725,000)        (5,000)       (51,514)

Series A shares sold in private placement             --             --         95,500
Retire treasury stock                          1,725,000          5,000             --
Shares issued as premium for notes                    --             --          1,470
Shares issued for Cohen employment
 agreement                                            --             --         74,845
Cancellation of outstanding stock
 returned by M. Klimes                                --             --         (2,000)
Shares issued for services                            --             --         31,200
Payment of subscription receivable                    --             --          5,000
Write off of subscription receivable                  --             --            115
Net loss                                              --             --       (498,888)
                                            ------------   ------------   ------------

Balance, December 31, 2002                            --             --       (344,272)

Shares issued for services                            --             --          5,000
Series A shares sold in private placement             --             --        107,000
Series B shares sold in private placement             --             --          2,000
Net loss                                              --             --     (1,825,313)
                                            ------------   ------------   ------------

Balance, December 31, 2003                            --             --     (2,055,585)

Conversion of Series A to common                      --             --             --
Cancellation and refund of Series B                   --             --         (2,000)
Shares issued for services                            --             --        102,014
Shares issued for debt                                --             --        250,000
Net loss                                              --             --     (2,188,203)
                                            ------------   ------------   ------------

Balance, December 31, 2004                            --             --     (3,893,774)

Effects of 30: 1 reverse stock split                  --             --             --
Issuance of dividend shares                           --             --             --
Conversion of debt to preferred                       --             --      4,303,000
Acquisition of African American
 Medical Network, Inc.                                --             --        430,587
Net loss                                              --             --     (1,965,302)
                                            ------------   ------------   ------------
Balance, December 31, 2005                            --             --     (1,125,489)

Shares issued for services                            --             --         98,685
Warrants exercised                                    --             --         24,110
Conversion of debt to preferred                       --             --         18,187
Net loss                                              --             --     (3,968,025)
                                            ------------   ------------   ------------

Balance, December 31, 2006                  $         --   $         --   $ (4,952,532)
                                            ============   ============   ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
              FROM INCEPTION (OCTOBER 2, 1989) to DECEMBER 31, 2006

                                                                                                        From
                                                                             December 31,           Inception to
                                                                    ----------------------------    December 31,
                                                                        2006            2005            2006
                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITES
    Net loss                                                        $ (3,968,025)   $ (1,965,302)   $(10,505,315)
    Adjustments to reconcile net loss to net cash flows from
     operating activities:
      Depreciation and amortization expense                               85,431           6,257         104,243
      Impairment of goodwill                                           1,271,037              --       1,271,037
      Cash from acquisition of African American Medical
       Network, Inc.                                                          --           2,104           2,104
      Gain on sale of subsidiary                                              --              --          (2,421)
      Gain on extinguishment of debt                                          --              --          (1,404)
      Common stock issued for services                                    98,685              --         204,730
      Preferred stock issued for debt                                     18,187         607,044         625,231
      Bad debt expense                                                        --         (10,000)            115
      Changes in assets and liabilities:
        Accounts receivable                                              (32,135)         19,470         (32,135)
        Prepaid expenses                                                   2,050          41,515         (33,946)
        Other receivables                                                    150          66,255          65,671
        Security deposits                                                     --              --          (7,596)
        Accounts payable                                                 (20,542)         63,699         101,008
        Accrued expenses and other current liabilities                   440,200          75,542         933,235
                                                                    ------------    ------------    ------------
Net cash flows (used) in operating activities                         (2,104,962)     (1,093,416)     (7,275,443)
                                                                    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                                 (1,143)         (7,066)         (1,143)
    Disposal of equipment                                                  2,255              --         (21,772)
                                                                    ------------    ------------    ------------
Net cash flows (used) in investing activities                              1,112          (7,066)        (22,915)
                                                                    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                                                 --              --          14,185
 Common stock issued for exercise of warrants                             24,109              --          24,109
 Preferred stock issued (redeemed)                                            --              --         202,500
 Proceeds from notes payable                                             685,000              --         685,000
 Proceeds from notes payable from stockholders-net                     1,321,215       1,156,937       6,374,286
                                                                    ------------    ------------    ------------
Net cash flows provided by financing activities                        2,030,324       1,156,937       7,300,080
                                                                    ------------    ------------    ------------
Decrease in cash                                                         (73,526)         56,455           1,722
Cash, beginning of period                                                 75,248          18,793              --
                                                                    ------------    ------------    ------------
Cash, end of period                                                 $      1,722    $     75,248    $      1,722
                                                                    ============    ============    ============
               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                              $    228,348    $      3,763    $    237,813
                                                                    ============    ============    ============
Acquisition of African American Medical Network, Inc.               $         --    $  1,571,037    $  1,571,037
                                                                    ============    ============    ============
Common stock issued for debt                                        $         --    $         --    $    250,000
                                                                    ============    ============    ============
Preferred stock issued for debt                                     $         --    $  3,695,956    $  3,695,956
                                                                    ============    ============    ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

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

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations (Continued)

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

Consolidation

The Company combines its three wholly owned subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV, into its consolidate financials, eliminating all inter-company transactions.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, Medical Media considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

Fiscal Year

Medical Media elected December 31 as its fiscal year.

Revenue Recognition

The Company generates revenue from three primary sources, namely advertisers on its DVD magazines (the "Advertisers"), subscribers to its network (the "Subscribers"), and the sale of our educational take-home DVDs, Your New Friend, Your Senior Pet, Your Better Health, and Your New Baby. With regard to Advertisers, the Company recognizes revenue over the periods in which the advertisers' commercials appear on its DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement entered into by the Subscribers. With regard to our take-home DVDs, revenue is recognized in the period the DVDs are shipped. The accounting for these sales for the year ended December 31, 2006 reflects the treatment of EITF 00-21, Revenue Recognition with Multiple Deliverables.

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Our primary source of revenue is the sale of annual subscriptions of our programming with the revenue generated therefrom allocated over the life of the subscription. We distribute our programming through DVD magazines that are replicated and mailed on a monthly basis. Our production costs are in the development of all the content contained on all the DVDs provided under the subscription, not in development of a salable individual DVD item. The costs associated with our programming includes the costs of production (shooting the segments, editing, mastering content), and the cost of replication and delivery of each monthly DVD magazine. Accordingly, these costs are expensed when incurred.

In 2006, we began marketing a line of stand-alone DVDs that are sold individually and independent of our subscriptions.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are evaluated for impairment based upon the expected financial benefits to be realized from the particular asset being evaluated. Certain intangible costs such as organizational costs are amortized over a fixed life while goodwill is evaluated for impairment every year. At December 31, 2006, the Company made a determination that due to its inability to sell subscriptions to its African American Medical Network that were anticipated as part of the acquisition, goodwill was fully impaired resulting in a write-off of $1,271,037.

Stock Based Compensation

The Company follows the requirements of SFAS 123(R), Share Based Payments with regard to stock based compensation issued to both employees and non-employees. The Company has various employment agreements and consulting arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock based compensation is equal to the fair value of the stock that was determined by using the closing trading price on the day the stock was awarded multiplied by the number of shares awarded.

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

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Since its inception, Medical Media has an accumulated loss of $10,505,315 for income tax purposes, which can be used to offset future taxable income through 2026. The potential tax benefit of this loss is as follows:

      Future tax benefit             $3,939,493
      Valuation allowance            (3,939,493)
                                     -----------

      Future tax benefit              $      -
                                     ===========

As of December 31, 2006, the Company recorded a valuation allowance of $3,939,493 on the deferred tax assets to reduce it to zero. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. Due to uncertainty regarding future income to offset the loss carry forward, Management has made an allowance for the entire deferred tax asset.

Intangible Assets

The Company has two intangible assets related to the acquisition of African American Medical Network, namely the customer base and employment relationships which include covenants not to compete with the company. The customer base is being amortized over three years beginning on January 1, 2006 and total amortization in 2006 was $66,667. The remaining balance of $133,333 is amortized over 2007 and 2008. The employment relationships are being amortized over eight years beginning on January 1, 2006 and total amortization in 2006 was $12,500. The remaining balance of $87,500 is amortized over 2007 through 2013.

Advertising Costs

Medical Media expenses the production costs of advertising the first time the advertising takes place.

Fixed Assets

Medical Media's fixed assets consist of computer equipment and leasehold improvements. Computer equipment is depreciated over three years on a straight line basis and leasehold improvements are depreciated on a straight line basis over the life of the current lease (38 months).

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

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

We currently are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no established source of revenue. The foregoing matters raise substantial doubt about the ability of our Company to continue as a going concern. Management believes the current cash on hand and anticipated revenues may not be sufficient to retire the full amount of the obligations that mature during the next twelve months. As such, the Company may seek external sources to satisfy these obligations. Failure to obtain such funding would have a material adverse effect on the Company's results of operations and financial condition.

NOTE B - MERGERS AND ACQUISITIONS

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

On November 16, 2005, the Company executed a First Amendment to Merger Agreement by and among the Company, AFMN, African American Medical Network, and AAMN Acquisition Sub, whereby the parties amended the Merger Agreement dated May 11, 2005 to reflect the following material items; (i) Medical Media would issue 19,415,626 shares of its restricted common stock to AFMN in exchange for 100% of the outstanding shares of African American Medical Network; (ii) Medical Media would file, as soon as practicable, an appropriate registration statement with the Securities and Exchange Commission registering the Medical Media Common Stock issued to AFMN pursuant to the Merger. In addition to the foregoing, AFMN agreed to distribute the Medical Media Common Stock pro-rata to its shareholders of record as of November 16, 2005; (iii) prior to registration of the Medical Media Common Stock issued to AFMN pursuant to the Merger, the parties agreed that the Medical Media Common Stock would be held in escrow along with distribution instructions to effect the pro-rata distribution referenced in the preceding paragraph. The parties further agreed that, while the Medical Media Common Stock is held in escrow, Philip Cohen, Chairman, President and CEO of Medical Media, would hold sole voting rights over the shares pursuant to an irrevocable proxy delivered by AFMN to Mr. Cohen; and (iv) all issued and outstanding convertible securities of AFMN would be exchanged for equivalent convertible securities of Medical Media on a one-for-one basis and all issued and outstanding warrants to purchase AFMN common stock would be exchanged for equivalent Medical Media warrants on a one-for-one basis, with all convertible securities and warrants exchanged governed by the same terms and conditions as were applicable to the securities prior to the effective date of the Merger. Also on November 16, 2005, the parties consummated the Merger in accordance with the terms of the Merger Agreement and the First Amendment to Merger Agreement. In connection with the same, the parties filed Articles of Merger with the Florida Department of State whereby AAMN Acquisition Sub was merged with and into African American Medical Network, with African American Medical Network being the surviving entity. As a result of the Merger, African American Medical Network is now a wholly owned subsidiary of Medical Media. Pursuant to the Merger Agreement, as amended, Medical Media issued 19,415,626 shares of its restricted Common Stock to AFMN in exchange for 100% of the outstanding shares of African American Medical Network. The Company issued the Medical Media Common Stock in the name of AFMN and deposited the same in escrow pending the registration of the Medical Media Common Stock under the Securities Act of 1933. The Medical Media Common Stock issued to AFMN pursuant to the Merger Agreement was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE B - MERGERS AND ACQUISITIONS (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The values assigned to Goodwill and Intangible Assets were determined by an independent third-party valuation.

                 Current assets                     $    67,638
                 Computer equipment                       2,255
                 Intangible assets (customer base)      200,000
                 Intangible assets (non-compete)        100,000
                 Goodwill                             1,271,037
                 TOTAL ASSETS ACQUIRED                1,640,930
                                                    -----------
                 Current liabilities                  1,210,545
                 TOTAL LIABILITIES ASSUMED            1,210,545
                                                    -----------
                 NET ASSETS ACQUIRED                $   430,385
                                                    -----------

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

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE C - COMMON AND PREFERRED STOCK (Continued)

Common Stock (Continued)

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

On November 20, 2006, the Company issued 4,166 shares of its restricted Common Stock to Patricia O'Donnell as compensation for her services from July 18, 2006 to December 31, 2006 as a member of the KidCARE TV Pediatric Advisory Board.

Preferred stock

The Company has 25,000,000 shares of preferred stock authorized which can be designated in series as desired by the Company's Board of Directors.

Zero Coupon Preferred Stock Designated

On July 14, 2005, the Company's Board of Directors approved the designation of a portion of its authorized preferred stock as Series A Zero Coupon Preferred Stock and Series B Zero Coupon Preferred Stock. The Series A Zero Coupon Preferred Stock has 1,682,044 shares designated with a $1.00 Stated Value. The Series B Zero Coupon Preferred Stock has 2,612,329 shares designated with a $1.00 Stated Value. On December 22, 2005, the Company's Board of Directors approved the designation of a portion of its authorized preferred stock as Series C Zero Coupon Preferred Stock. The Series C Zero Coupon Preferred Stock has 400,000 shares designated with a $1.00 Stated Value. The Series A Zero Coupon Preferred Stock and the Series B Zero Coupon Preferred Stock are convertible into the Company's Common Stock at the option of the holder any time after the date of issuance at the initial conversion rate of $2.40 and $3.00 respectively per share. The Series C Zero Coupon Preferred Stock is convertible into the Company's Common Stock at a ten percent (10%) discount to the then-current market price based on the average losing price for the twenty (20) days immediately preceding the conversion. The Series C Zero Coupon Preferred Stock is subordinate to the Series A Zero Coupon Preferred Stock and the Series B Zero Coupon Preferred Stock. The holders of the Series A, B and C Zero Coupon Preferred Stock will be entitled to receive, when and as declared by the Board of Directors, if at all, dividends on parity with each holder of one or more shares of the Common Stock. Any dividend or other distribution meeting these requirements will be payable in an amount equal to the product of (a) the dividend payable on each share of Common Stock and (b) the number of shares of Common Stock issuable upon conversion of a share of Series A, B, and C Zero Coupon Preferred Stock, in each case, calculated on the record date for determination of holders entitled to receive such dividend.

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE C - COMMON AND PREFERRED STOCK (Continued)

Preferred Stock (Continued)

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


          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE C - COMMON AND PREFERRED STOCK (Continued)

Preferred Stock (Continued)

On September 30, 2006, the Company issued 11,644 shares of its Series C Zero Coupon Preferred Stock to Steve Port in lieu of $11,644 representing interest accrued through September 30, 2006. On December 31, 2006, the Company issued 5,024 shares of its Series C Zero Coupon Preferred Stock to Steve Port in lieu of $5,024 representing interest accrued through December 31, 2006. As of March 31, 2007, the Company owed Steve Port $4,932 representing interest accrued through March 31, 2007 that will be paid through the issuance of 4,932 shares of its Series C Zero Coupon Preferred Stock.

On September 30, 2006, the Company issued 998 shares of its Series C Zero Coupon Preferred Stock to Elaine Edinburg in lieu of $998 representing interest accrued through September 30, 2006. On December 31, 2006, the Company issued 505 shares of its Series C Zero Coupon Preferred Stock to Elaine Edinburg in lieu of $505 representing interest accrued through December 31, 2006. As of March 31, 2007, the Company owed Elaine Edinburg approximately $493 representing interest accrued through March 31, 2007 that will be paid through the issuance of 494 shares of its Series C Zero Coupon Preferred Stock.

Treasury stock

Treasury stock is shown at cost.

Stock Options

2002 Incentive Stock Option Plan

We have a 2002 equity incentive plan available to key employees and consultants of the Company. We granted options for all 66,667 shares of Common Stock available under the plan. The exercise price of each incentive option is equal to the greater of the fair market value of our stock on the date of grant or the aggregate par value of the stock on the date of the grant. In the case of any 10% stockholder, the incentive option price will not be less than 110% of the fair market value on the date of the grant. The Compensation Committee of the Board of Directors shall determine the price at which shares of stock may be purchased under a nonqualified option. Options are fully vested upon issuance and expire ten years from the date of grant, except for those granted to a 10% stockholder, which expire five years from the date of grant. As the Company issued grants for the maximum number of shares allowed under this plan, the 2002 Equity Incentive Plan was closed.

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE C - COMMON AND PREFERRED STOCK (Continued)

Stock Options (Continued)

2006 Equity Incentive Plan

We have a 2006 Equity Incentive Plan that allows the Company to issue options for up to 2,000,000 shares to eligible key employees and consultants. Under the plan, the exercise price of each incentive option is equal to the greater of the fair market value of our Common Stock on the date of the grant or the aggregate par value of the stock on the date of grant. In the case of any 10% stockholder, the incentive option price will not be less than 110% of the fair market value on the date of grant. Options are fully vested upon issuance and expire ten years from the date of grant, except for those granted to a 10% stockholder, which expire five years from the date of grant. The Compensation Committee of the Board of Directors shall determine the price at which shares of stock may be purchased under a nonqualified option. To date, we have granted 654,636 options under this plan with an exercise price of $0.17 per share.

There is a small and very limited market for the Company's Common Stock and no market for our Non-Qualified Stock Option, therefore there are no readily available market quotations. Factors in the determination that there would be expected cash return for the Non-Qualified Stock Options included the Company's historic lack of revenues, the Company's large debt to equity ratio, and lack of any trading volume in the Common Stock. Accordingly, no compensation expense was booked for these options.

NOTE D - RELATED PARTY TRANSACTIONS

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

On March 10, 2003, May 28, 2003, June 6, 2003, and July 1, 2003, we entered into Note Purchase and Security Agreement(s) and Senior Convertible Promissory Note(s) (the "Edge Notes") with Pet Edge, LLC, a Connecticut limited liability company ("Edge"). Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 by and between Edge and the Company ("Edge Debt Exchange Agreement") the Edge Notes were converted into 1,682,044 shares of the Company's Series A Zero Coupon Preferred Stock and 2,102,556 five-year Warrants to purchase shares of Common Stock of Medical Media ("Edge Debt Exchange Warrants") with an exercise price of fifteen cents ($.15). The common shares underlying the Series A Zero Coupon Preferred Stock and the Edge Debt Exchange Warrants were included in a registration statement on Form SB-2 which was declared effective by the SEC on March 1, 2006.

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006


NOTE D - RELATED PARTY TRANSACTIONS (Continued)

On June 10, 2003, we entered into a Note Purchase Agreement and Convertible Promissory Note with a former director, Mark Maltzer (the "Maltzer Note"). Pursuant to the terms of the Debt Exchange Agreement dated July 8, 2005 by and between Dr. Maltzer and the Company ("Maltzer Debt Exchange Agreement") the Maltzer Note was converted into 60,411 shares of the Company's Series B Zero Coupon Preferred Stock and 45,308 five-year Warrants to purchase shares of Common Stock of Medical Media ("Maltzer Debt Exchange Warrants") with an exercise price of fifteen cents ($.15). The common shares underlying the Series B Zero Coupon Preferred Stock and the Maltzer Debt Exchange Warrants were included in the registration statement on Form SB-2 that was declared effective by the SEC on March 1, 2006.

On February 13, 2004, Medical Media entered into a Note Purchase Agreement with Victus Capital, LP, a Delaware limited partnership ("Victus") and issued Victus a Subordinated Convertible Promissory Note (the "Victus February Note") for $1,000,000 with interest of $62,500 per quarter. In order to insure that interest payments were made, $250,000 of the principal amount of the Victus February Note was delivered to an escrow agent to be held for the purposes of making quarterly interest payments to Victus. In May 2004, Medical Media issued 11,905 shares of its Common Stock at $2.10 per share and 23,810 Common Stock Purchase Warrants ("Victus February Warrants") in lieu of $250,000 in interest due on the Victus February Note. Each Victus February Warrant was exercisable into shares of the Company's Common Stock at $30.00 per share at any time for five years from the date of issuance. On October 19, 2005, the exercise price of the Victus February Warrant was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. The Victus February Note, the shares of Common Stock, and Victus February Warrants were issued under the exemption from registration provided in Section 4(2) of the Securities Act of 1933 (the "Securities Act"). In March 2005, Vicis Capital Master Fund, a fund managed by Vicis Capital, LP, a Delaware limited partnership ("Vicis Capital") acquired certain assets of Victus including the Victus February Note, the shares of the Company's Common Stock, and the Victus February Warrants discussed above. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Victus February Note was converted into 1,100,000 shares of the Company's Series B Zero Coupon Preferred Stock and 825,000 five-year Warrants to purchase shares of Common Stock of Medical Media ("Vicis Capital Debt Exchange Warrants") with an exercise price of fifteen cents ($.15). On October 19, 2005, the exercise price of the Victus Capital Debt Exchange Warrants was reduced to $0.166 pursuant to the extensions terms of the Series AA Convertible Debenture mentioned below. The common shares underlying the Series B Zero Coupon Preferred Stock and the Vicis Capital Debt Exchange Warrants described above were included in the registration statement on Form SB-2 that was declared effective by the SEC on March 1, 2006.

On July 27, 2004, Medical Media entered into a Note Purchase Agreement with Victus Capital and issued a Subordinated Convertible Promissory Note ("Victus July Note"), and Warrant to Purchase Shares of Common Stock (the "Victus July Warrant"). Pursuant to the terms of the Victus July Warrant, Victus may purchase up to 83,333 shares of our Common Stock at an exercise price of $22.50 per share until the expiration date of July 26, 2009. On October 19, 2005, the exercise price of the Victus Capital Debt Exchange Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. In March 2005, Vicis Capital acquired certain assets of Victus. Included in the acquisition were the Victus July Note and the Victus July Warrant discussed above. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Victus July Note was converted into 1,189,589 shares of the Company's Series B Zero Coupon Preferred Stock and 892,192 five-year Vicis Capital Debt Exchange Warrants with an exercise price of fifteen cents ($.15). On July 28, 2004, in connection with the Victus July Note, the Company issued TotalCFO, LLC a warrant to purchase 10,000 shares of the Company's Common Stock at $22.50 per share over a period of five years. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40 per share. The common shares underlying the Series B Zero Coupon Preferred Stock, the Vicis Capital Debt Exchange Warrants, and the common stock purchase warrants issued to TotalCFO, LLC were included in the registration statement on Form SB-2 that was declared effective by the SEC on March 1, 2006.


          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE D - RELATED PARTY TRANSACTIONS (Continued)

On March 16, 2005, the Company issued to Vicis Capital its Series A Convertible Debentures in the aggregate of $250,000 ("Series A Debentures"), Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants. The issuance of the Series A Debentures, Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series A Debentures, Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants were issued to institutional or accredited investors only. Under the terms of the Series A Common Stock Purchase Warrants, Vicis Capital may purchase up to 83,335 shares of the Company's Common Stock at an exercise price of $3.00 per share for a ten-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. On October 19, 2005, the exercise price was further reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series B Common Stock Purchase Warrants, Vicis Capital may purchase up to 83,335 shares of the Company's Common Stock at an exercise price of $3.75 per share for a five-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. On October 19, 2005, the exercise price was further reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series C Common Stock Purchase Warrants, Vicis Capital may purchase up to 41,670 shares of the Company's Common Stock at an exercise price of $3.00 per share for a one-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. On October 19, 2005, the exercise price was further reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. On February 9, 2006, Vicis Capital exercised the 41,670 Series C Common Stock Warrants through the payment of $6,917.22 to the Company. The Series A Debentures and Series A, B, and C Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock exceeds 4.99%, unless such limitation is waived by Vicis Capital upon no less than sixty-one days (61) advance written notice. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Series A Debentures were converted into 262,329 shares of the Company's Series B Zero Coupon Preferred Stock and 196,747 five-year Vicis Capital Debt Exchange Warrants with an exercise price of fifteen cents ($.15). The issuance of the Series B Zero Coupon Preferred Stock and the Vicis Capital Debt Exchange Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series B Zero Coupon Preferred Stock and Vicis Capital Debt Exchange Warrants were issued to institutional or accredited investors only. As a result of fees incurred in connection with the Series A Debentures mentioned above, the Company issued Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 1,667 shares of the Company's Common Stock at an exercise price of $3.00 per share for a term of five (5) years. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. The issuance of the common stock purchase warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the common stock purchase warrant was issued to institutional or accredited investors only. The common shares underlying the Series B Zero Coupon Preferred Stock, the Vicis Capital Debt Exchange Warrants, and the Series A, B, and C Warrants were included in the registration statement on Form SB-2 that was declared effective by the SEC on March 1, 2006.

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE D - RELATED PARTY TRANSACTIONS (Continued)

On May 6, 2005, the Company issued to Vicis Capital its Series B Convertible Debenture for $250,000 ("Series B Convertible Debenture"), Series D Common Stock Purchase Warrants, Series E Common Stock Purchase Warrants, and Series F Common Stock Purchase Warrants. The issuance of the Series B Convertible Debenture, Series D Common Stock Purchase Warrants, Series E Common Stock Purchase Warrants, and Series F Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series B Convertible Debenture, Series D Common Stock Purchase Warrants, Series E Common Stock Purchase Warrants, and Series F Common Stock Purchase Warrants were issued to institutional or accredited investors only. On October 19, 2005, the exercise price was further reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series D Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 shares of the Company's Common Stock at an exercise price of $2.40 per share for a ten (10) year period. On October 19, 2005, the exercise price of the Series D Common Stock Purchase Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series E Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 shares of the Company's Common Stock at an exercise price of $2.40 per share for a five (5) year period. On October 19, 2005, the exercise price of the Series E Common Stock Purchase Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series F Common Stock Purchase Warrants, Vicis Capital may purchase up to 104,167 shares of the Company's Common Stock at an exercise price of $2.40 per share for a one-year period. On October 19, 2005, the exercise price of the Series F Common Stock Purchase Warrants was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. On February 9, 2006, Vicis Capital exercised the 104,167 Series F Common Stock Warrants through the payment of $17,192.72 to the Company. The Series D, E, and F Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock. As a result of fees incurred in connection with the Series B Debentures mentioned above, the Company issued Series D Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 20,000 shares of the Company's Common Stock at an exercise price of $2.40 per share for a term of five years. The issuance of the Series D Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and because the Series D Common Stock Purchase Warrant was issued to institutional or accredited investors only. The common shares underlying the Series B Convertible Debenture and the

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE D - RELATED PARTY TRANSACTIONS (Continued)

Series D, E, and F Warrants were included in the registration statement on Form SB-2 that was declared effective by the SEC on March 1, 2006. The Company has not made the semi-annual interest payments on the Series B Convertible Debenture and owes an aggregate of $56,250 in past due interest payments.

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

                  (Remainder of page left intentionally blank.)

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE D - RELATED PARTY TRANSACTIONS (Continued)

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
------------------------------------------------------ ------------------------------ ---------------------------------

(1) This includes 130,000 shares beneficially held by Mr. Cohen through his wife, Sondra Topper and 925,000 shares held by Mr. Cohen's immediate family members, which are required to be included in this disclosure pursuant to Item 404 of Regulation S-B. Mr. Cohen disclaims beneficial ownership of the 925,000 shares held by his immediate family members for any other purpose.

(2) This includes 733,667 shares beneficially held by Mr. Mastropietro and 15,000 shares held by Mr. Mastropietro's immediate family members, which are required to be included in this disclosure pursuant to Item 404 of Regulation S-B. Mr. Mastropietro disclaims beneficial ownership of the 15,000 shares held by his immediate family members for any other purpose.

(3) This includes 435,000 shares beneficially held by Ms. Bray and 215,000 shares held by Ms. Bray's immediate family members, which are required to be included in this disclosure pursuant to Item 404 of Regulation S-B. Ms. Bray disclaims beneficial ownership of the 215,000 shares held by her immediate family members for any other purpose.

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE D - RELATED PARTY TRANSACTIONS (Continued)

On November 16, 2005, pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company issued Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants to Vicis Capital. The issuance of the Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants were issued to institutional or accredited investors only. The foregoing securities were issued in exchange for the cancellation of a similar securities held by Vicis Capital in AFMN, Inc. Pursuant to the terms of the Series AA Convertible Debenture, Vicis Capital loaned AFMN, Inc. an aggregate of $412,000 at an annual rate of interest of sixteen percent (16%). The Series AA Convertible Debenture has a term of 90 days with a provision that the due date may be extended an additional 90 days. If the Series AA Convertible Debenture is extended for an additional ninety (90) days, AFMN, Inc. was required to reset the conversion price and exercise price on all convertible debentures and warrants of the holder to the lesser of (A) the average closing bid price of AFMN, Inc.'s common stock on the five trading days immediately preceding the date of the extension, or (B) the original conversion price and exercise price. The Series AA Convertible Debenture was extended an additional ninety (90) days with a new maturity date of January 16, 2006 and the conversion price was reset to $0.166 per share. Under the terms of the Series AA Common Stock Purchase Warrants, Vicis Capital may purchase up to 1,030,000 shares of AFMN, Inc.'s Common Stock at an exercise price of $2.40 per share for a five (5) year period. Pursuant to the extension of the Series AA Convertible Debenture, the exercise price on the Series AA Common Stock Purchase Warrants was reset to $0.166 per share. Under the terms of the Series BB Common Stock Purchase Warrants, Vicis Capital may purchase up to 2,060,000 shares of AFMN, Inc.'s Common Stock at an exercise price of $2.40 per share for a five (5) year period. Pursuant to the extension of the Series AA Convertible Debenture, the exercise price on the Series BB Common Stock Purchase Warrants was reset to $0.166 per share. The Series AA Convertible Debenture and Series AA and BB Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of AFMN, Inc.'s Common Stock, giving effect to that conversion and together with the right to receive any Common Stock within sixty days of the conversion date, will exceed 4.99% of the Company's outstanding stock at that time. Pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company assumed the obligation to repay the Series AA Convertible Debenture and as evidence of the same, issued Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants to Vicis Capital, with terms substantially similar to those originally issued to Vicis Capital by AFMN, Inc. described above. As a result of fees incurred in connection with the Series AA Debentures mentioned above, AFMN, Inc. issued Series BB Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 20,000 shares of the Company's Common Stock at an exercise price of $0.30 per share for a term of five years. Pursuant to the Merger Agreement between the Company and AFMN, Inc., the Company issued Series BB Common Stock Purchase Warrants to MidTown Partners & Co, LLC in exchange for the cancellation of the AFMN, Inc. Series BB Common Stock Purchase Warrants. The issuance of the Series BB Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series BB Common Stock Purchase Warrant was issued to institutional or accredited investors only. The common shares underlying the Series AA Convertible Debenture and the Series AA, BB, and CC Warrants were included in the registration statement on Form SB-2 that was declared effective by the SEC on March 1, 2006. On August 11, 2006, Vicis surrendered the Vicis June 1 Secured Note as partial consideration for the Company's issuance of a Secured Convertible Promissory Note in the principal amount of $1,302,000. Interest on the Series AA Convertible Debenture from inception through August 11, 2007 totals $70,074 and is still owing to Vicis.

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE D - RELATED PARTY TRANSACTIONS (Continued)


On November 30, 2005, the Company issued to William H. Quiros a 12-month Convertible Promissory Note ("November Quiros Note") for $1,000,000 with interest accruing at the rate of twenty percent (20%) per annum, compounded semi-annually. Interest was to be paid at the end of each calendar quarter in either shares of Series C Zero Coupon Preferred Stock of the Company valued at $1.00 per share, or cash, at the option of Quiros. The Series C Zero Coupon Preferred Stock would convert into shares of the Company's Common Stock on the maturity date of the November Quiros Note at a ten percent (10%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion. On December 31, 2005, the Company issued 8,627 shares of its Series C Zero Coupon Preferred Stock as payment for $8,627 interest accrued through December 31, 2005. The 8,627 shares are convertible into 9,586 shares of the Company's Common Stock. At maturity, Quiros had the option to convert the November Quiros Note into Common Stock of the Company at a fixed conversion price of $.40 per share. The Company also issued Quiros five-year Common Stock Purchase Warrants ("Quiros Warrants") to purchase an aggregate of 2,500,000 shares of common stock at a Fixed Exercise price of $0.75 per share. On July 28, 2006, the Company and Quiros agreed to amend the terms of the November Quiros Note as follows: (i) the Maturity Date was extended to November 30, 2008; (ii) the note would not be convertible until the Maturity Date; (iii) the Company would have the option to repay the note at any time prior to the Maturity Date; (iv) the conversion price on the note was changed to an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, but in no event less than $0.166 per share; (v) quarterly interest payments on the note would be applied toward the balance remaining unpaid under the March Quiros Note (as described below) until such time as the entire $450,000 under the March Quiros Note has been received by the Company, at which time all future interest will accrue, but will not become due and payable until the maturity date; and (vi) certain price ratchets were deleted. The November Quiros Warrants were also amended to delete certain price ratchets. The November Quiros Note and the accompanying Common Stock Purchase Warrants are not convertible or exercisable such that Quiros' overall Common Stock ownership position in the Company exceeds 4.99%; provided, however, that upon Quiros providing the Company with sixty-one (61) days notice (the "Waiver Notice") that he would like to waive this restriction with regard to any or all shares of Common Stock issuable upon exercise of the conversion feature of the November Quiros Note, this restriction will be of no force or effect with regard to all or a portion of the November Quiros Note referenced in the Waiver Notice, and provided further that this provision shall be of no further force or effect during the sixty-one (61) days immediately preceding the expiration of the term of the November Quiros Note. Pursuant to the above provisions, the amount of interest due under the November Quiros Note and credited to the March Quiros Note to date was $173,041.

On February 15, 2006, the Company issued a Convertible Promissory Note to Steven
J. Port for $100,000 (the "February Port Note") and five-year Common Stock Purchase Warrants to purchase 250,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "February Port Warrants"). The February Port Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. The February Port Note will mature twelve months from the date of issuance (the "Maturity Date") and accrues interest at the rate of 20% compounded semi-annually. At the option of Port, interest will be paid at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash. With the consent of both the Company and Port, the February Port Note may be extended for an additional 12 months with the terms of the interest payments remaining the same. The Port Note is not convertible until the Maturity Date. On the Maturity Date, Port has the option to convert the February Port Note into shares of the Company's Common Stock at a price equal to forty cents ($0.40), or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166. On September 30, 2006, the Company issued 11,644 shares of its Series C Zero Coupon Preferred Stock in lieu of $11,644 representing interest accrued through September 30, 2006.

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE D - RELATED PARTY TRANSACTIONS (Continued)

On December 31, 2006, the Company issued 5,042 shares of its Series C Zero Coupon Preferred Stock in lieu of $5,024 representing interest accrued through December 31, 2006. As of March 31, 2007, total interest due was $4,932 which will be paid through the issuance of 4,932 shares of our Series C Zero Coupon Preferred Stock.

On March 31, 2006, the Company issued a Convertible Promissory Note to William
H. Quiros for $450,000 (the "March Quiros Note") and agreed to issue five-year Common Stock Purchase Warrants to purchase 1,125,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "March Quiros Warrants"). The March Quiros Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. Per the terms of the November Quiros Note, as amended, quarterly interest payments on the November Quiros Note would be applied toward the balance remaining unpaid under the March Quiros Note until such time as the entire $450,000 under the March Quiros Note has been received by the Company. Additionally, quarterly interest payments on the March Quiros Note would be applied toward the balance remaining unpaid under the March Quiros Note until such time as the entire $450,000 under the March Quiros Note has been received by the Company, at which time all future interest will accrue, but will not become due and payable until the maturity date. The March Quiros Note will mature three years from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) per annum. Interest accrues but is not due and payable until the Maturity Date. With the consent of both the Company and Quiros, the March Quiros Note may be extended for an additional 12-month term, with the terms of the interest payments remaining the same. The March Quiros Note is not convertible until the Maturity Date. On the Maturity Date, Quiros has the option to convert the March Quiros Note into shares of the Company's Common Stock at a price equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty
(20) days immediately preceding the conversion, but in no event shall the Conversion Price be less than $0.166 per share. As of September 30, 2006, Mr. Quiros had loaned the Company $128,751 under the March Quiros Note. As of December 31, 2006, Mr. Quiros had loaned the Company $185,653 under the March Quiros Note, including $173,041 from the November Quiros Note and $12,612 from the March Quiros Note. As of March 31, 2006, Mr. Quiros had loaned the Company $244,123 under the March Quiros Note, including $49,314 from the November Quiros Note and $9,156 from the March Quiros Note. Accordingly, the Company is required to issue Mr. Quiros 277,680 Common Stock Purchase Warrants through December 31, 2006 and 146,177 Common Stock Purchase Warrants through March 31, 2007.

On March 31, 2006, the Company issued a Convertible Promissory Note to Elaine G. Edinburg for $10,000 (the "Edinburg Note") and five-year Common Stock Purchase Warrants to purchase 25,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "Edinburg Warrants"). The Edinburg Note matures twelve months from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) compounded semi-annually. At the option of Edinburg, interest will be paid at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash. On the Maturity Date, Edinburg had the option to convert the Edinburg Note into shares of the Company's Common Stock at a Fixed Conversion Price of $0.40 per share. With the consent of both the Company and Edinburg, the Edinburg Note may be extended for an additional twelve (12) months with the terms of the interest payments remaining the same. On June 20, 2006, Edinburg and the Company agreed to amend the Edinburg Note and Edinburg Warrants as follows: (i) the conversion price was changed to the Investor's option of an amount equal to forty cents ($0.40) or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166; and (ii) price ratchets were deleted. On September 30, 2006, the Company issued 998 shares of its Series C Zero Coupon Preferred Stock as payment for $998 interest accrued through September 30, 2006. On December 31, 2006, the Company issued 505 shares of its Series C Zero Coupon Preferred Stock as payment for $505 interest accrued through December 31, 2006. As of March 31, 2007, total interest due was $493 which will be paid through the issuance of 493 shares of our Series C Zero Coupon Preferred Stock.

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE D - RELATED PARTY TRANSACTIONS (Continued)

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

On June 1, 2006, the Company issued a Secured Promissory Note to Vicis for $50,000 ("Vicis June 1 Secured Note"). The Vicis June 1 Secured Note was to mature on December 31, 2006 and accrued interest at a rate of eighteen percent (18%) per annum. The Vicis June 1 Secured Note was secured by all accounts receivable due from Butler Animal Health Supply after June 1, 2006, or any other money due the Company from any and all other sources. The Vicis June 1 Secured Note could be prepaid in whole or in part at any time, with a prepayment penalty of $5,492.25. On August 11, 2006, Vicis surrendered the Vicis June 1 Secured Note as partial consideration for the Company's issuance of a Secured Convertible Promissory Note in the principal amount of $1,302,000. The Company has not made the interest payments on the Vicis June 1 Secured Note and owes an aggregate of $1,775 in past due interest payments.

On June 30, 2006, the Company issued a Secured Promissory Note to Vicis for $50,000 ("Vicis June 30 Secured Note"). The Vicis June 30 Secured Note was to mature on January 31, 2007 and accrued interest at a rate of eighteen percent (18%) per annum. The Vicis June 30 Secured Note was secured by all accounts receivable due from Butler Animal Health Supply after June 30, 2006, or any other money due the Company from any and all other sources. The Vicis June 30 Secured Note could be prepaid in whole or in part at any time, with a prepayment penalty of $5,492.25. On August 11, 2006, Vicis surrendered the Vicis June 30 Secured Note as partial consideration for the Company's issuance of a Secured Convertible Promissory Note in the principal amount of $1,302,000. The Company has not made the interest payments on the Vicis June 30 Secured Note and owes an aggregate of $1,060 in past due interest payments.


          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE D - RELATED PARTY TRANSACTIONS (Continued)

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

NOTE E - CONVERTIBLE PROMISSORY NOTES

On March 16, 2005, the Company issued to Vicis Capital its Series A Convertible Debentures in the aggregate of $250,000 ("Series A Debentures"), Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants. The issuance of the Series A Debentures, Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series A Debentures, Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and Series C Common Stock Purchase Warrants were issued to institutional or accredited investors only. Under the terms of the Series A Common Stock Purchase Warrants, Vicis Capital may purchase up to 83,335 shares of the Company's Common Stock at an exercise price of $3.00 per share for a ten-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. On October 19, 2005, the exercise price was further reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series B Common Stock Purchase Warrants, Vicis Capital may purchase up to 83,335 shares of the Company's Common Stock at an exercise price of $3.75 per share for a five-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. On October 19, 2005, the exercise price was further reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. Under the terms of the Series C Common Stock Purchase Warrants, Vicis Capital may purchase up to 41,670 shares of the Company's Common Stock at an exercise price of $3.00 per share for a one-year period. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. On October 19, 2005, the exercise price was further reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture mentioned below. On February 9, 2006, Vicis Capital exercised the 41,670 Series C Common Stock Warrants through the payment of $6,917.22 to the Company. The Series A Debentures and Series A, B, and C Common Stock Purchase Warrants may not be converted and exercised to the extent that Vicis Capital's overall ownership of the Company's Common Stock exceeds 4.99%, unless such limitation is waived by Vicis Capital upon no less than sixty-one days (61) advance written notice. Pursuant to the terms of a Debt Exchange Agreement dated July 8, 2005 between Vicis Capital and the Company, the Series A Debentures were converted into 262,329 shares of the Company's Series B Zero Coupon Preferred Stock and 196,747 five-year Vicis Capital Debt Exchange Warrants with an exercise price of fifteen cents ($.15). The issuance of the Series B Zero Coupon Preferred Stock and the Vicis Capital Debt Exchange Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series B Zero Coupon Preferred Stock and Vicis Capital Debt Exchange Warrants were issued to institutional or accredited investors only. As a result of fees incurred in connection with the Series A Debentures mentioned above, the Company issued Common Stock Purchase Warrants to MidTown Partners & Co., LLC to purchase 1,667 shares of the Company's Common Stock at an exercise price of $3.00 per share for a term of five (5) years. On September 1, 2005, the Company reduced the exercise price of these warrants to $2.40. The issuance of the common stock purchase warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the common stock purchase warrant was issued to institutional or accredited investors only. The common shares underlying the Series B Zero Coupon Preferred Stock, the Vicis Capital Debt Exchange Warrants, and the Series A, B, and C Warrants were included in the registration statement on Form SB-2 that was declared effective by the SEC on March 1, 2006.

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE E - CONVERTIBLE PROMISSORY NOTES (Continued)

On May 6, 2005, the Company issued to Vicis Capital Master Fund ("Vicis") a Series B Convertible Debenture (the "Debenture") in the principal amount of $250,000, and related Series D, Series E and Series F Common Stock Purchase Warrants. The Debenture has a term of 24 months and accrues interest an annual rate of fifteen percent (15%). The Company has the option to pay interest in cash or in shares of its registered common stock at a ten percent (10%) discount to the market price, as calculated pursuant to the express terms of the Debenture. At maturity, Vicis may convert the Debenture into shares of the Company's Common Stock at a price of $2.40 per share. On October 19, 2005, the conversion price was reduced to $0.166 pursuant to the extension terms of the Series AA Convertible Debenture described in further detail below. The Company has not made the semi-annual interest payments on the Series B Convertible Debenture and owes an aggregate of $56,250 in past due interest payments.

On November 16, 2005, the Company issued Series AA Convertible Debenture, Series AA Common Stock Purchase Warrants, and Series BB Common Stock Purchase Warrants to Vicis. Pursuant to the terms of the Series AA Convertible Debenture, Vicis loaned the Company an aggregate of $412,000 at an annual rate of interest of sixteen percent (16%). The Series AA Convertible Debenture was cancelled on August 11, 2006 and became part of a Secured Convertible Promissory Note dated August 11, 2006 in the amount of $1,302,000. Interest on the Series AA Convertible Debenture from inception through August 11, 2007 totals $70,074 and is still owing to Vicis.

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE E - CONVERTIBLE PROMISSORY NOTES (Continued)

On November 16, 2005, the Company issued a Promissory Note for $100,000 to Laurence Wallace (the "Wallace Promissory Note") at an annual interest rate of eight percent (8%). On the maturity date of the Wallace Promissory Note (April 17, 2006), Wallace had the option to execute a debt conversion agreement under which the principal amount of the Wallace Promissory Note would convert into 100,000 units of the Company's securities, each unit consisting of (i) two shares of Medical Media's Common Stock (for an aggregate of 200,000 shares), and
(ii) one Common Stock Purchase Warrant to purchase an additional share of the Company's Common Stock (for an aggregate of 100,000 warrants) with an exercise price of $1.00 per share. On October 12, 2006, the Company and Mr. Wallace entered into a letter of extension whereby the maturity date on the Wallace Promissory Note was extended to April 15, 2007 (the "Extension") with the issuance of three-year Common Stock Purchase Warrants to purchase 100,000 shares of the Company's Common Stock with a fixed exercise price of $0.17 per share. Terms of the Extension included the issuance of the Warrants, a payment of $5,000 on each of October 1, October 15, November 15, and December 15, 2006, and January 15, February 15, and March 15, 2007, and a final payment on April 15, 2007 of $65,000 plus any accrued and unpaid interest. As of the date of this filing, the first three payments required to be made pursuant to the Extension have not been made.

On November 16, 2005, the Company issued a Promissory Note for $200,000 to Carmen Bernstein (the "Bernstein Promissory Note") at an annual interest rate of ten percent (10%). On the maturity date of the Bernstein Promissory Note (December 14, 2005), Bernstein had the option to execute a debt conversion agreement under which the principal amount of the Bernstein Promissory Note would convert into 200,000 units of the Company's securities, each unit consisting of (i) one share of the Company's Common Stock (for an aggregate of 200,000 shares), and (ii) one Common Stock Purchase w\Warrant to purchase an additional share of the Company's Common s\Stock (for an aggregate of 200,000 warrants) with an exercise price of $2.00 per share. The Bernstein Promissory Note was due on December 14, 2005. As of the date of this filing, the amounts due thereunder have not been repaid, although it has been extended indefinitely by mutual verbal agreement to April 15, 2007.

On November 30, 2005, the Company issued to William H. Quiros a 12-month Convertible Promissory Note ("November Quiros Note") for $1,000,000 with interest accruing at the rate of twenty percent (20%) per annum, compounded semi-annually. Interest was to be paid at the end of each calendar quarter in either shares of Series C Zero Coupon Preferred Stock of the Company valued at $1.00 per share, or cash, at the option of Quiros. The Series C Zero Coupon Preferred Stock would convert into shares of the Company's Common Stock on the maturity date of the November Quiros Note at a ten percent (10%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion. On December 31, 2005, the Company issued 8,627 shares of its Series C Zero Coupon Preferred Stock as payment for $8,627 interest accrued through December 31, 2005. The 8,627 shares are convertible into 9,586 shares of the Company's Common Stock. At maturity, Quiros had the option to convert the November Quiros Note into Common Stock of the Company at a fixed conversion price of $.40 per share. The Company also issued Quiros five-year Common Stock Purchase Warrants ("Quiros Warrants") to purchase an aggregate of 2,500,000 shares of common stock at a Fixed Exercise price of $0.75 per share. On July 28, 2006, the Company and Quiros agreed to amend the terms of the November Quiros Note as follows: (i) the Maturity Date was extended to November 30, 2008; (ii) the note would not be convertible until the Maturity Date; (iii) the Company would have the option to repay the note at any time prior to the Maturity Date; (iv) the conversion price on the note was changed to an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, but in no event less than $0.166 per share; (v) quarterly interest payments on the note would be applied toward the balance remaining unpaid under the March Quiros Note (as described below) until such time as the entire $450,000 under the March Quiros Note has been received by the Company, at which time all future interest will accrue, but will not become due and payable until the maturity date; and (vi) certain price ratchets were deleted. The November Quiros Warrants were also amended to delete certain price ratchets. The November Quiros Note and the accompanying Common Stock Purchase Warrants are not convertible or exercisable such that Quiros' overall Common Stock ownership position in the Company exceeds 4.99%; provided, however, that upon Quiros providing the Company with sixty-one (61) days notice (the "Waiver Notice") that he would like to waive this restriction with regard to any or all shares of Common Stock issuable upon exercise of the conversion feature of the November Quiros Note, this restriction will be of no force or effect with regard to all or a portion of the November Quiros Note referenced in the Waiver Notice, and provided further that this provision shall be of no further force or effect during the sixty-one (61) days immediately preceding the expiration of the term of the November Quiros Note. Pursuant to the above provisions, the amount of interest due under the November Quiros Note and credited to the March Quiros Note to date was $173,041.

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE E - CONVERTIBLE PROMISSORY NOTES (Continued)

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

On February 15, 2006, the Company issued a Convertible Promissory Note to Steven
J. Port for $100,000 (the "February Port Note") and five-year Common Stock Purchase Warrants to purchase 250,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "February Port Warrants"). The February Port Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. The February Port Note will mature twelve months from the date of issuance (the "Maturity Date") and accrues interest at the rate of 20% compounded semi-annually. At the option of Port, interest will be paid at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash. With the consent of both the Company and Port, the February Port Note may be extended for an additional 12 months with the terms of the interest payments remaining the same. The Port Note is not convertible until the Maturity Date. On the Maturity Date, Port has the option to convert the February Port Note into shares of the Company's Common Stock at a price equal to forty cents ($0.40), or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166. On September 30, 2006, the Company issued 11,644 shares of its Series C Zero Coupon Preferred Stock in lieu of $11,644 representing interest accrued through September 30, 2006. On December 31, 2006, the Company issued 5,042 shares of its Series C Zero Coupon Preferred Stock in lieu of $5,024 representing interest accrued through December 31, 2006. As of March 31, 2007, total interest due was $4,932 which will be paid through the issuance of 4,932 shares of our Series C Zero Coupon Preferred Stock.

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE E - CONVERTIBLE PROMISSORY NOTES (Continued)

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

On March 31, 2006, the Company issued a Convertible Promissory Note to William
H. Quiros for $450,000 (the "March Quiros Note") and agreed to issue five-year Common Stock Purchase Warrants to purchase 1,125,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "March Quiros Warrants"). The March Quiros Note was issued as a partial replacement for the CSmart Note for $1,000,000 described above. Per the terms of the November Quiros Note, as amended, quarterly interest payments on the November Quiros Note would be applied toward the balance remaining unpaid under the March Quiros Note until the Company has received the entire $450,000 under the March Quiros Note. Additionally, quarterly interest payments on the March Quiros Note would be applied toward the balance remaining unpaid under the March Quiros Note until the entire $450,000 under the March Quiros Note has been received by the Company, at which time all future interest will accrue, but will not become due and payable until the maturity date. The March Quiros Note will mature three years from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) per annum. Interest accrues but is not due and payable until the Maturity Date. With the consent of both the Company and Quiros, the March Quiros Note may be extended for an additional 12-month term, with the terms of the interest payments remaining the same. The March Quiros
Note is not convertible until the Maturity Date. On the Maturity Date, Quiros has the option to convert the March Quiros Note into shares of the Company's Common Stock at a price equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, but in no event shall the Conversion Price be less than $0.166 per share. As of September 30, 2006, Mr. Quiros had loaned the Company $128,751 under the March Quiros Note. As of December 31, 2006, Mr. Quiros had loaned the Company $185,653 under the March Quiros Note, including $173,041 from the November Quiros Note and $12,612 from the March Quiros Note. As of March 31, 2006, Mr. Quiros had loaned the Company $244,123 under the March Quiros Note, including $49,314 from the November Quiros Note and $9,156 from the March Quiros Note. Accordingly, the Company is required to issue Mr. Quiros 277,680 Common Stock Purchase Warrants through December 31, 2006 and 146,177 Common Stock Purchase Warrants through March 31, 2007.

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE E - CONVERTIBLE PROMISSORY NOTES (Continued)

On March 31, 2006, the Company issued a Convertible Promissory Note to Elaine G. Edinburg for $10,000 (the "Edinburg Note") and five-year Common Stock Purchase Warrants to purchase 25,000 shares of the Company's Common Stock at a Fixed Exercise Price of $0.75 per share (the "Edinburg Warrants"). The Edinburg Note matures twelve months from the date of issuance (the "Maturity Date") and accrues interest at a rate of twenty percent (20%) compounded semi-annually. At the option of Edinburg, interest will be paid at the end of each quarter in either (i) shares of the Company's Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash. On the Maturity Date, Edinburg had the option to convert the Edinburg Note into shares of the Company's Common Stock at a Fixed Conversion Price of $0.40 per share. With the consent of both the Company and Edinburg, the Edinburg Note may be extended for an additional twelve (12) months with the terms of the interest payments remaining the same. On June 20, 2006, Edinburg and the Company agreed to amend the Edinburg Note and Edinburg Warrants as follows: (i) the conversion price was changed to the Investor's option of an amount equal to forty cents ($0.40) or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166; and (ii) price ratchets were deleted. On September 30, 2006, the Company issued 998 shares of its Series C Zero Coupon Preferred Stock as payment for $998 interest accrued through September 30, 2006. On December 31, 2006, the Company issued 505 shares of its Series C Zero Coupon Preferred Stock as payment for $505 interest accrued through December 31, 2006. As of March 31, 2007, total interest due was $493 which will be paid through the issuance of 493 shares of our Series C Zero Coupon Preferred Stock.

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

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE E - CONVERTIBLE PROMISSORY NOTES (Continued)

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

On June 1, 2006, the Company issued a Secured Promissory Note to Vicis for $50,000 ("Vicis June 1 Secured Note"). The Vicis June 1 Secured Note was to mature on December 31, 2006 and accrued interest at a rate of eighteen percent (18%) per annum. The Vicis June 1 Secured Note was secured by all accounts receivable due from Butler Animal Health Supply after June 1, 2006, or any other money due the Company from any and all other sources. The Vicis June 1 Secured Note could be prepaid in whole or in part at any time, with a prepayment penalty of $5,492.25. On August 11, 2006, Vicis surrendered the Vicis June 1 Secured Note as partial consideration for the Company's issuance of a Secured Convertible Promissory Note in the principal amount of $1,302,000. The Company has not made the interest payments on the Vicis June 1 Secured Note and owes an aggregate of $1,775 in past due interest payments.

On June 30, 2006, the Company issued a Secured Promissory Note to Vicis for $50,000 ("Vicis June 30 Secured Note"). The Vicis June 30 Secured Note was to mature on January 31, 2007 and accrued interest at a rate of eighteen percent (18%) per annum. The Vicis June 30 Secured Note was secured by all accounts receivable due from Butler Animal Health Supply after June 30, 2006, or any other money due the Company from any and all other sources. The Vicis June 30 Secured Note could be prepaid in whole or in part at any time, with a prepayment penalty of $5,492.25. On August 11, 2006, Vicis surrendered the Vicis June 30 Secured Note as partial consideration for the Company's issuance of a Secured Convertible Promissory Note in the principal amount of $1,302,000. The Company has not made the interest payments on the Vicis June 30 Secured Note and owes an aggregate of $1,060 in past due interest payments.

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

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE E - CONVERTIBLE PROMISSORY NOTES (Continued)

NOTE F - COMMITMENTS AND CONTINGENCIES

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

In August 2003, the Company entered into a sixty-two (62) month lease agreement commencing on October 1, 2003 with Liberty Property Limited Partnership for approximately 3,800 square feet of office/warehouse space located at 8406 Benjamin Road, Suite C, Tampa, Florida 33634. Under this agreement, minimum lease expense for the 12 months ended December 31, 2007 and the eleven months ended November 30, 2008 will be approximately $41,100 and $38,500 respectively.

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

          Read Report of Independent Registered Public Accounting Firm

                         MEDICAL MEDIA TELEVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

NOTE G - SUBSEQUENT EVENTS

On February 1, 2007, the Company issued a Note Purchase Agreement and 10% Secured Convertible Promissory Note in the principal amount of $250,000 (the "Note") to Vicis pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. At any time while the Note remains outstanding, Vicis may convert the outstanding principal balance and any accrued but unpaid interest on the Note into shares of the Company's Common Stock, par value $.0005 per share, at a conversion price of $.166 per share (the "Conversion Shares"). The principal balance of the Note is due in one lump sum payment on August 10, 2007 (the "Maturity Date"), unless earlier converted. Interest on such principal (or any balance thereof outstanding from time to time) accrued at an annual rate of interest of ten percent (10%) and was payable on the Maturity Date. As security for the Company's obligations under the Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company's subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV (collectively the "Subsidiaries"), pursuant to the terms of a Stock Pledge and Escrow Agreement, dated August 11, 2006. Repayment of the Note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. As an inducement for Vicis to purchase the Note, Philip M. Cohen, President and Chief Executive Officer of the Company, agreed to amend his employment agreement to include a three (3) year non-compete clause.

On March 23, 2007, Medical Media Television, Inc. (the "Company") issued 25,000,000 shares of its common stock, par value $.0005 per share (the "Common Stock), to Vicis Capital Master Fund ("Vicis") pursuant to the terms of that certain Stock Purchase Agreement (the "Purchase Agreement") of even date therewith. Pursuant to the Purchase Agreement, the Company sold the Common Stock to Vicis at $.01 per share, for a total purchase price of $250,000. The purchase price for the Common Stock was paid in cash. Pursuant to the Purchase Agreement, Vicis agreed to waive all anti-dilution privileges, preemptive rights, and price adjustment rights on all convertible securities held by Vicis, except for certain common stock purchase warrants held by Vicis. The issuance of the Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. The Common Stock was issued to one institutional investor.

NOTE H - CHANGE IN CONTROL

Pursuant to the transaction described herein where Vicis Capital Master Fund purchased 25,000,000 shares of the Company's Common Stock, Vicis acquired control of the Company. Prior to the transaction, the Company had 100,000,000 shares of common stock authorized, of which 21,121,302 shares were issued and outstanding. After the transaction, Vicis owns an aggregate of 25,181,552 shares of the Company's common stock, or 55% of the 46,121,302 shares of common stock issued and outstanding. Vicis also holds certain convertible securities and common stock purchase warrants, which, if exercised or converted into common stock of the Company, could result in the issuance of an additional 31,501,308 shares of the Company's common stock to Vicis. If these shares are issued to Vicis, Vicis will hold a total of 56,682,860 shares of the Company's common stock. There are no arrangements or understandings between Vicis and the Company with respect to the election of directors or other matters.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on April 17, 2006.

---------------------- ------------------------ ---------------- --------------------------
Title                  Name                     Date             Signature
---------------------- ------------------------ ---------------- --------------------------

Principal Executive
 Officer               Philip M. Cohen          April 17, 2007   /s/ Philip M. Cohen
---------------------- ------------------------ ---------------- --------------------------

Principal Financial
 Officer               Donald R. Mastropietro   April 17, 2007   /s/ Donald R. Mastropietro
---------------------- ------------------------ ---------------- --------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Philip M. Cohen          Chief Executive Officer
                                       and Director               April 17, 2007
--------------------------------------------------------------------------------
       Philip M. Cohen

By:     /s/Donald R. Mastropietro    Chief Financial Officer
                                       and Director               April 17, 2007
--------------------------------------------------------------------------------
       Donald R. Mastropietro

By:     /s/ Charles V. Richardson    Chief Marketing Officer
                                       and Director              April 17, 2007
--------------------------------------------------------------------------------
       Charles V. Richardson

By:     /s/ Jeffrey I. Werber        Director                     April 17, 2007
--------------------------------------------------------------------------------
       Jeffrey I. Werber

By:     /s/ J. Holt Smith            Director                     April 17, 2007
--------------------------------------------------------------------------------
       J. Holt Smith

By:     /s/ Michael Marcovsky        Director                     April 17, 2007
--------------------------------------------------------------------------------
       Michael Marcovsky