Form 10QSB
period 2007-03-31
Medical Media Television, Inc.
filed 2007-05-17
CIK 1235899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
(Issuer’s Telephone Number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock as of May 15, 2007 was 56,797,389.

Transitional Small Business Disclosure Format:
Yes ☐  No ☒

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

Unaudited Consolidated Balance Sheet as of March 31, 2007	3

Unaudited Consolidated Statements of Operations for the three months ended
March 31, 2007 and 2006, and from inception (October 2, 1989) through March 31, 2007	4

Unaudited Consolidated Statements of Changes in Stockholders’ Equity from inception
(October 2, 1989) through March 31, 2007	5-6

Unaudited Consolidated Statements of Cash Flows for the three months ended
March 31, 2007 and 2006, and from inception (October 2, 1989) through March 31, 2007	7

Notes to the Consolidated Financial Statements	F8-F17

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

March 31,
2007
ASSETS
Current assets:
Cash	$51,622
Accounts receivable	11,656
Prepaid expenses and other current assets	32,882
Total current assets	96,160

Fixed assets:
Computer equipment	18,473
Leasehold improvements	6,196
24,669
Less accumulated depreciation	(18,656)
6,013
Other assets:
Intangible assets	201,042
Security deposits	7,731
Total other assets	208,773

Total assets	$310,946

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$226,438
Accrued expenses and other current liabilities	1,036,348
Deferred revenue	27,844
Notes payable	312,000
Notes payable to stockholders	2,121,999
Total current liabilities	3,724,629
Long-term liabilities
Notes payable	450,000
Notes payable to stockholder	1,244,123
Deferred revenue	6,072
Commitments and contingencies	-
Total long-term liabilities	1,700,195

Total liabilities	5,424,824

Stockholders' deficit:
Preferred stock - stated value $1.00; 25,000,000 shares authorized;
1,682,044 Series A Zero Coupon, shares issued and outstanding,
2,612,329 Series B Zero Coupon, shares issued and outstanding,
and 32,238 Series C Zero Coupon, shares issued and outstanding	4,326,611
Common stock - par value $.0005; 250,000,000 shares authorized;
46,121,302 and 21,121,302 shares issued and outstanding at
March 31, 2007 and December 31, 2006 respectively	23,061
Additional paid-in capital	1,458,535
Accumulated deficit during development stage	(10,922,085)
Total stockholders' deficit	(5,113,878)

Total liabilities and stockholders' deficit	$310,946

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
FROM INCEPTION (OCTOBER 2, 1989) to MARCH 31, 2007
(UNAUDITED)

			From
			Inception to
	March 31,		March 31,
	2007	2006	2007

Revenues, net	$38,269	$55,120	$610,535

Cost of revenues	61,406	77,954	969,865

Gross profit	(23,137)	(22,834)	(359,330)

Operating expenses:
General and administration	183,048	380,375	4,622,863
Sales and marketing	54,885	362,569	2,879,270
Depreciation and amortization	21,004	21,654	262,705
Total operating expense	258,937	764,598	7,764,838

Operating loss	(282,074)	(787,432)	(8,124,168)

Other income and (expense)
Interest expense	(145,383)	(86,337)	(1,544,637)
Interest income	-	104	2,040
Other income	10,687	489	13,615
Disposal of fixed assets	-	-	(1,723)
Impairment of goodwill	-	-	(1,271,037)
Gain on sale of subsidiary	-	-	2,421
Total other income (expense)	(134,696)	(85,744)	(2,799,321)

Loss before extraordinary items	(416,770)	(873,176)	(10,923,489)

Gain on extinguishment of debt	-	-	1,404

Loss before taxes	(416,770)	(873,176)	(10,922,085)

Provision for income taxes	-	-	-

Net loss	$(416,770)	$(873,176)	$(10,922,085)

Net loss per share, basic and diluted	($0.02)	($0.04)	($4.99)

Weighted average shares, basic and diluted	23,343,524	20,974,107	2,189,946

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR PERIOD FROM INCEPTION (OCTOBER 2, 1989) THROUGH MARCH 31, 2007
(UNAUDITED)

							Accumulated
							Deficit
					Additional		during
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Shares	Amount	Total

Issuance of $0.01 par value common shares to an individual for a note	-	$-	1,000	$100	$1,900	$(2,000)	$-	$-	$-	$-
Payment of subscription receivable	-	-	-	-	-	1,885	-	-	-	1,885
Stock split 2,000:1 and change par	-	-	-	-	-	-	-	-	-	-
value from $0.01 to $0.0005	-	-	1,999,000	900	(900)	-	-	-	-	-

Balance, December 31, 1996	-	-	2,000,000	1,000	1,000	(115)	-	-	-	1,885

Repurchase of shares	-	-	-	-	-	-	-	(1,725,000)	(5,000)	(5,000)
Issuance of common stock	-	-	2,476,000	1,238	3,762	(5,000)	-	.	-	-

Balance, December 31, 1997	-	-	4,476,000	2,238	4,762	(5,115)	-	(1,725,000)	(5,000)	(3,115)

Net loss	-	-	-	-	-	-	(2,867)	-	-	(2,867)

Balance, December 31, 1998	-	-	4,476,000	2,238	4,762	(5,115)	(2,867)	(1,725,000)	(5,000)	(5,982)
	-	-	-	-	-	-	-	-	-	-

Balance, December 31, 1999	-	-	4,476,000	2,238	4,762	(5,115)	(2,867)	(1,725,000)	(5,000)	(5,982)

Shares issued in connection with merger with Y2K Recording, Inc.	-	-	1,025,000	513	-	-	-	-	-	513
Net income	-	-	-	-	-	-	434	-	-	434

Balance, December 31, 2000	-	-	5,501,000	2,751	4,762	(5,115)	(2,433)	(1,725,000)	(5,000)	(5,035)

Shares issued in connection with merger with Savage Mojo, Inc.	-	-	8,000,000	4,000	-	-	-	-	-	4,000
Shares issued for services	-	-	10,000	5	995	-	-	-	-	1,000
Contributed capital	-	-	-	-	5,672	-	-	-	-	5,672
Net loss	-	-	-	-	-	-	(57,151)	-	-	(57,151)

Balance, December 31, 2001	-	-	13,511,000	6,756	11,429	(5,115)	(59,584)	(1,725,000)	(5,000)	(51,514)

Series A shares sold in private placement	47,750	95,500	-	-	-	-	-	-	-	95,500
Retire treasury stock	-	-	(1,725,000)	(863)	(4,137)	-	-	1,725,000	5,000	-
Shares issued as premium for notes	-	-	2,939,553	1,470	-	-	-	-	-	1,470
Shares issued for Cohen employment agreement	-	-	748,447	374	74,471	-	-	-	-	74,845
Cancellation of outstanding stock returned by M. Klimes	-	-	(4,000,000)	(2,000)	-	-	-	-	-	(2,000)
Shares issued for services	-	-	312,000	156	31,044	-	-	-	-	31,200
Payment of subscription receivable	-	-	-	-	-	5,000	-	-	-	5,000
Write off of subscription receivable	-	-	-	-	-	115	-	-	-	115
Net loss	-	-	-	-	-	-	(498,888)	-	-	(498,888)

Balance, December 31, 2002	47,750	95,500	11,786,000	5,893	112,807	-	(558,472)	-	-	(344,272)

Shares issued for services	-	-	50,000	25	4,975	-	-	-	-	5,000
Series A shares sold in private placement	53,500	107,000	-	-	-	-	-	-	-	107,000
Series B shares sold in private placement	1,000	2,000	-	-	-	-	-	-	-	2,000
Net loss	-	-	-	-	-	-	(1,825,313)	-	-	(1,825,313)

Balance, December 31, 2003	102,250	204,500	11,836,000	5,918	117,782	-	(2,383,785)	-	-	(2,055,585)

Conversion of Series A to common	(101,250)	(202,500)	525,959	263	202,237	-	-	-	-	-
Cancellation and refund of Series B	(1,000)	(2,000)	-	-	-	-	-	-	-	(2,000)
Shares issued for services	-	-	372,583	186	101,828	-	-	-	-	102,014
Shares issued for debt	-	-	357,143	179	249,821	-	-	-	-	250,000
Net loss	-	-	-	-	-	-	(2,188,203)	-	-	(2,188,203)

Balance, December 31, 2004	-	-	13,091,685	6,546	671,668	-	(4,571,988)	-	-	(3,893,774)

Effects of 30: 1 reverse stock split	-	-	(12,654,986)	(6,327)	6,327	-	-	-	-	-
Issuance of dividend shares	-	-	872,779	436	(436)	-	-	-	-	-
Conversion of debt to preferred	4,303,000	4,303,000	-	-	-	-	-	-	-	4,303,000
Acquisition of African American Medical Network, Inc.	-	-	19,415,626	9,708	420,879	-	-	-	-	430,587
Net loss	-	-	-	-	-	-	(1,965,302)	-	-	(1,965,302)
Balance, December 31, 2005	4,303,000	4,303,000	20,725,104	10,363	1,098,438	-	(6,537,290)	-	-	(1,125,489)

Shares issued for services	-	-	250,361	125	98,560	-	-	-	-	98,685
Warrants exercised	-	-	145,837	73	24,037	-	-	-	-	24,110
Conversion of debt to preferred	18,187	18,187	-	-	-	-	-	-	-	18,187
Net loss	-	-	-	-	-	-	(3,968,025)	-	-	(3,968,025)
Balance, December 31, 2006	4,321,187	4,321,187	21,121,302	10,561	1,221,035	-	(10,505,315)	-	-	(4,952,532)

Shares issued in private placement	-	-	25,000,000	12,500	237,500	-	-	-	-	250,000
Conversion of debt to preferred	5,424	5,424	-	-	-	-	-	-	-	5,424
Net loss	-	-	-	-	-	-	(416,770)	-	-	(416,770)

Balance, March 31, 2007	4,326,611	$4,326,611	46,121,302	$23,061	$1,458,535	$-	$(10,922,085)	$-	$-	$(5,113,878)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
FROM INCEPTION (OCTOBER 2, 1989) TO MARCH 31, 2007
(UNAUDITED)

			From
			Inception to
	March 31,		March 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(416,770)	$(873,176)	$(10,922,085)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization expense	21,005	21,655	125,248
Impairment of goodwill	-		1,271,037
Cash from acquisition of African American Medical Network, Inc.	-	-	2,104
Gain on sale of subsidiary	-	-	(2,421)
Gain on extinguishment of debt	-	-	(1,404)
Common stock issued for services	-	98,478	204,731
Preferred stock issued for debt	5,424	-	32,238
Bad debt expense	-	-	115
Changes in assets and liabilities:
Accounts receivable	20,479	(46,541)	(11,656)
Prepaid expenses	928	(78,276)	(33,018)
Other receivables	-	50	65,671
Security deposits	(135)	-	(7,731)
Accounts payable	(241,195)	60,641	(140,187)
Accrued expenses and other current liabilities	101,693	115,589	1,633,344

Net cash flows (used) in operating activities	(508,571)	(701,580)	(7,784,014)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,143)	(25,170)
Disposal of equipment	-	-	2,255

Net cash flows (used) in investing activities	-	(1,143)	(22,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	250,000	-	264,185
Common stock issued for exercise of warrants		24,110	24,109
Preferred stock issued for cash		-	202,500
Proceeds from notes payable-net		-	685,000
Proceeds from notes payable from stockholders-net	308,471	622,918	6,682,757

Net cash flows provided by financing activities	558,471	647,028	7,858,551

Increase (decrease) in cash	49,900	(55,695)	51,622
Cash, beginning of period	1,722	75,248	-
Cash, end of period	$51,622	$19,553	$51,622

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$67,061	$52,524	$304,874

Acquisition of African American Medical Network, Inc.	$-	$-	$1,571,037

Common Stock issued for debt	$-	$-	$250,000

Preferred Stock issued for debt	$5,424	$-	$4,326,611

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Medical Media Television, Inc. (“Medical Media” or the “Company”) is a Florida corporation organized on October 2, 1989. Medical Media has three wholly owned subsidiaries, PetCARE Television Network, Inc. (“PetCARE TV”), African American Medical Network, Inc. (“African American Medical Network”), and KidCARE Medical Television Network, Inc. (“KidCARE TV”). We are a development stage company focused on developing, establishing and marketing educational programming for distribution on a monthly basis to participating subscribers.

Medical Media currently produces monthly DVD magazines that are distributed to the participating subscribers of PetCARE TV and African American Medical Network. In the first quarter of 2007, PetCARE TV began offering its in-office educational programming through various subscription options including quarterly DVD magazine programming without advertising, monthly DVD programming without advertising, and daily broadband delivery of programming with advertising. A prepaid 3-year subscription to the quarterly DVD magazine includes a free 20” TV and DVD player. A prepaid 3-year subscription to the monthly DVD magazine includes a free table-stand 32” flat screen LCD TV and DVD player. A 3-year subscription for broadband delivered programming features a wall-mounted 32” flat screen LCD TV and PC media player.

We plan to provide KidCARE TV’s monthly updated programming via broadband. Monthly programming contains approximately 28 educational segments that can be interspersed with up to 24 commercial advertising spots, approximately 24 billboards, and public service announcements.

The programming for our networks is obtained through an annual subscription with subscribers receiving monthly updated DVD magazines or streamed programming via broadband. To date, we have been unsuccessful in obtaining a sufficient number of advertisers to support our networks due to difficulty in obtaining audited viewership that meets the criteria of national commercial advertisers. Our broadband delivery options will meet the advertisers’ criteria and we anticipate that insertion orders for commercial advertising will increase as our PetCARE TV subscribers convert to broadband and we launch KidCARE TV.

PetCARE TV

PetCARE TV’s monthly educational DVD programming is designed for the veterinary industry to focus on optimal healthcare for animal companions, is currently aired in veterinary hospitals and targeted to pet owners nationwide, and is viewed by approximately six million pet owners each month. Each month of programming contains approximately 28 educational segments with 24 commercial advertising and billboard spots available for purchase. PetCARE TV also sells two instructional DVDs to veterinarians for them to give to their clients, Your New Friend and Your Senior Pet.

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations (Continued)

African American Medical Network

African American Medical Network’s educational programming is provided to several hundred doctor’s offices serving the African American population and is targeted to the patients of the more than 15,000 doctors who serve the 35 million U.S. African Americans. Each month of programming contains approximately 28 educational segments with 24 commercial advertising and billboard spots available to purchase. African American Medical Network has also produced an instructional DVD entitled Your Better Health.

KidCARE TV

KidCARE TV will target parent consumers in pediatric waiting rooms nationwide. KidCARE TV is not yet operational, but plans to establish a collaborative interaction with the viewing audience through its short informational segments developed to create awareness about preventative health measurers along with specific childhood illnesses and issues. These segments are designed to stimulate the viewer to seek further guidance from their pediatrician. Interspersed throughout the segments, promotional pieces will appear demonstrating related health care items. KidCARE TV’s primary target for subscribership will be members of the American Academy of Pediatrics. KidCARE TV has also produced an instructional DVD for physicians for them to give to their new parents entitled Your New Baby.

Basis of Accounting

Medical Media maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for a better matching of revenues and expenses.

The accompanying unaudited consolidated financial statements include Medical Media Television, Inc., its wholly owned subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV, and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Reclassification

Certain balances for the three-months ended March 31, 2006, and from inception through March 31, 2007, were reclassified to conform to the presentation of the three-months ended March 31, 2007.

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

The Company generates revenue from three primary sources, namely advertisers on its DVD magazines (the “Advertisers”), subscribers to its network (the “Subscribers”), and the sale of our educational take-home DVDs, Your New Friend, Your Senior Pet, Your Better Health, and Your New Baby. With regard to Advertisers, the Company recognizes revenue over the periods in which the advertisers’ commercials appear on its DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement entered into by the Subscribers. With regard to our take-home DVDs, revenue is recognized in the period the DVDs are shipped. The accounting for these sales for the three-month period ended March 31, 2007, and for the year-ended December 31, 2006, reflects the treatment of EITF 00-21, Revenue Recognition with Multiple Deliverables.

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

In 2006 and for the three months ended March 31, 2007, we began marketing a line of stand-alone DVDs that are sold individually and independent of our subscriptions.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are evaluated for impairment based upon the expected financial benefits to be realized from the particular asset being evaluated. Certain intangible costs such as organizational costs are amortized over a fixed life while goodwill is evaluated for impairment every year. At December 31, 2006, the Company made a determination that due to its inability to sell subscriptions to its African American Medical Network that was anticipated as part of the acquisition, goodwill was fully impaired resulting in a write-off of $1,271,037.

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets (Continued)

The Company has two intangible assets related to the acquisition of African American Medical Network, namely the customer base and employment relationships which include covenants not to compete with the company. We amortized the customer base over three years beginning on January 1, 2006 and total amortization in 2006 and for the three months ended March 31, 2007 was $66,667 and $16,666 respectively. We amortized the remaining balance of $116,667 over the remainder of 2007 and 2008. We amortized the employment relationships over eight years beginning on January 1, 2006 and total amortization in 2006 and for the three months ended March 31, 2007 was $12,500 and $3,125 respectively. We amortized the remaining balance of $84,375 over the remainder of 2007 and 2008 through 2013.

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

Income Taxes

Medical Media records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 “Accounting for Income Taxes”. The deferred taxes payable are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates. Deferred assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled.

Since its inception, Medical Media has an accumulated loss of $10,922,085 for income tax purposes, which can be used to offset future taxable income through 2026. The potential tax benefit of this loss is as follows:

Future tax benefit	$4,095,782
Valuation allowance	(4,095,782)

Future tax benefit	$-

As of March 31, 2007, the Company recorded a valuation allowance of $4,095,782 on the deferred tax assets to reduce it to zero. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. Due to uncertainty regarding future income to offset the loss carry forward, management has made an allowance for the entire deferred tax asset.

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Medical Media expenses the production costs of advertising the first time the advertising takes place.

Fixed Assets

Medical Media’s fixed assets consist of computer equipment and leasehold improvements. We depreciated computer equipment over three years on a straight-line basis and leasehold improvements on a straight-line basis over the life of the current lease (38 months).

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

Going Concern

We currently are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no established source of revenue. The foregoing matters raise substantial doubt about the ability of our Company to continue as a going concern. As such, we are actively seeking external sources to satisfy our short-term and long-term capital requirements. We are seeking to raise this additional capital through a public or private sale of debt or equity securities, debt financing, or short-term loans. We currently do not have any financing commitments (binding or non-binding) and we cannot give any assurance that we will be able to secure the additional cash or working capital we require to continue our operations and fully implement our business plan. If we do not secure at least $3,800,000, we will not be able to fully implement our business plan, and if we do not secure at least $150,000, we may not be able to continue our plan of operations beyond the next thirty days. In the event we are unsuccessful in our efforts to secure additional capital, it would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE B - COMMON AND PREFERRED STOCK

Start of trading on the OTC Bulletin Board

On February 2, 2004, Medical Media’s common stock began trading on the OTC-Bulletin Board under the symbol PTNW. There is a limited public trading market for its common stock and a regular, more active trading market may not develop, and if developed, may not be sustained. Currently, the Company’s Common Stock trades under the symbol “MMTV”.

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE B - COMMON AND PREFERRED STOCK (Continued)

Common Stock

On March 23, 2007, the Company issued 25,000,000 shares of its Common Stock to Vicis pursuant to the terms of that certain Stock Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company sold the Common Stock to Vicis at $.01 per share, for a total purchase price of $250,000 paid by cash.

On April 18, 2007, the Company issued 5,000,000 shares of its Common Stock to Vicis pursuant to the terms of that certain Stock Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company sold the Common Stock to Vicis at $.01 per share, for a total purchase price of $50,000 cash.

Preferred stock

The Company has 25,000,000 shares of preferred stock authorized which can be designated in series as desired by the Company’s Board of Directors. To date, the Board was approved Series A Zero Coupon Preferred Stock with 1,682,044 shares designated and issued and outstanding, Series B Zero Coupon Preferred Stock with 2,612,329 shares designated and issued and outstanding, and Series C Zero Coupon Preferred Stock with 400,000 shares designated and 32,238 shares issued and outstanding. All designated shares of each of these Series were included in a registration statement on Form SB-2 filed with the SEC that was declared effective on March 1, 2006.

As of March 31, 2007, the Company issued 4,932 shares of its Series C Zero Coupon Preferred Stock to Steve Port in lieu of interest totaling $4,932 for the first quarter of 2007.

As of March 31, 2007, the Company issued 494 shares of its Series C Zero Coupon Preferred Stock to Elaine Edinburg in lieu interest totaling $493 for the first quarter of 2007.

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
MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE B - COMMON AND PREFERRED STOCK (Continued)

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

There is a small and very limited market for the Company’s Common Stock and no market for our Non-Qualified Stock Option, therefore there are no readily available market quotations. Factors in the determination that there would be expected cash return for the Non-Qualified Stock Options included the Company’s historic lack of revenues, the Company’s large debt to equity ratio, and lack of any trading volume in the Common Stock. Accordingly, no compensation expense was booked for these options.

NOTE C - RELATED PARTY TRANSACTIONS

As of March 31, 2007, the Company owed an aggregate of $71,404 in past-due, semi-annual interest payments on its $250,000 Series B Convertible Debenture to Vicis Capital Master Fund dated May 6, 2005.

As of March 31, 2007, the Company owed $1,775 in past-due interest payments on its $50,000 Convertible Secured Promissory Note to Vicis Capital Master Fund dated June 1, 2006.

As of March 31, 2007, the Company owed $1,050 in past-due interest payments on its $50,000 Convertible Secured Promissory Note to Vicis Capital Master Fund dated June 30, 2006.

As of March 31, 2007, pursuant to the provisions of the Convertible Promissory Notes to William H. Quiros in November 2005 and March 2006, the amount of interest due under the November Quiros Note that was credited to the March Quiros Note through March 31, 2007 was $222,356.

As of March 31, 2007, pursuant to the provisions of the $100,000 Convertible Promissory Note to Steven J. Port, the Company paid $4,932 of interest through the issuance of 4,932 shares of Series C Zero Coupon Preferred Stock.

Through March 31, 2007, pursuant to the provisions of the $450,000 Convertible Promissory Note to William H. Quiros, Mr. Quiros had loaned the Company $244,123 under the March Quiros Note including interest of $222,357 from the November Quiros Note and interest of $21,767 from the March Quiros Note. According, the Company issued Mr. Quiros 423,857 in Common Stock Purchase Warrants through March 31, 2007.

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

As of March 31, 2007, pursuant to the provisions of the $10,000 Convertible Promissory Note to Elaine G. Edinburg, the Company paid $493 of interest through the issuance of 494 shares of Series C Zero Coupon Preferred Stock. The Edinburg Note was due on March 31, 2007 and remains unpaid as the Company is unable to pay it at this time.

NOTE D - CONVERTIBLE PROMISSORY NOTES

On February 1, 2007, the Company executed a Note Purchase Agreement pursuant to which it issued a 10% Secured Convertible Promissory Note in the principal amount of $250,000 (the “Note”) to Vicis Capital Master Fund (“Vicis”) pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. At any time while the Note remains outstanding, Vicis may convert the outstanding principal balance and any accrued but unpaid interest on the Note into shares of the Company’s Common Stock at a conversion price of $.166 per share (the “Conversion Shares”). The principal balance of the Note is due in one lump sum payment on August 10, 2007 (the “Maturity Date”), unless earlier converted. Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) and is payable on the Maturity Date. As security for the Company’s obligations under the Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company’s subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV (collectively the “Subsidiaries”), pursuant to the terms of a Stock Pledge and Escrow Agreement dated August 11, 2006. Repayment of the Note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries.

NOTE E - COMMITMENTS AND CONTINGENCIES

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

NOTE F - SUBSEQUENT EVENTS

On April 17, 2007, the Company’s majority shareholder (holding a total of 25,181,552 of 46,121,302 (55%) of the Company’s outstanding Common Stock, approved an amendment to the Company’s Articles of Incorporation, which increased the authorized number of common shares of the Company from 100,000,000 to 250,000,000. The amendment became effective on April 19, 2007.

On April 18, 2007, the Company issued 5,000,000 shares of its Common Stock to Vicis pursuant to the terms of that certain Stock Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company sold the Common Stock to Vicis at $.01 per share, for a total purchase price of $50,000. The purchase price for the Common Stock was paid in cash. Pursuant to the Purchase Agreement, Vicis agreed to waive all anti-dilution privileges, preemptive rights, and price adjustment rights on all convertible securities held by Vicis, except for certain common stock purchase warrants held by Vicis. The issuance of the Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE F - SUBSEQUENT EVENTS (Continued)

public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. The Common Stock was issued to one institutional investor.

On April 26, 2007, Vicis Capital Master Fund paid the Company an aggregate of $54,861 and exercised all of its outstanding warrants at $0.01 per share. The Company issued 5,486,100 shares of its restricted common stock.

On April 27, 2007, the Company received written notice from Mr. Port that the February Port Note had matured, was past due, and was immediately due and payable. He also indicated to the Company that he did not wish to convert the February Port Note to shares. The Company is unable to pay the February Port Note at this time.

On April 27, 2007, Mr. Port notified the Company that he did not intend to further extend the April Port Note. Pursuant to the notice provisions of the April Port Note, the Maturity Date will be May 30, 2007. The Company does not believe that it will have the funds to repay the April Port Note on its due date.

On May 4, 2007, the Company issued an aggregate of 90,000 shares to the members of PetCARE TV’s Veterinary Advisory Board. Each member received 10,000 shares for their services to be rendered to PetCARE TV during the calendar year 2007. Also on May 4, 2007, the Company issued 100,000 shares of its restricted common stock to Tifanie Joudeh, Esq. for services rendered.

On May 16, 2007, the Company and all its subsidiaries entered into a Note Purchase Agreement pursuant to which it issued a 10% Secured Promissory Note in the principal amount of $200,000 (the “Note”) to Vicis pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The Note has an effective date of May 1, 2007. The principal balance of the Note is due in one lump sum payment on August 10, 2007 (the “Maturity Date”). Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) and is payable on the Maturity Date. As security for the Company’s obligations under the Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company’s subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV (collectively the “Subsidiaries”), pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007. Repayment of the Note is guaranteed by the Subsidiaries and is secured by a blanket lien encumbering the assets of the Company and the Subsidiaries.

NOTE G - CHANGE IN CONTROL

Pursuant to the transaction on March 23, 2007, where Vicis Capital Master Fund purchased 25,000,000 shares of the Company’s Common Stock, Vicis acquired control of the Company. Prior to the transaction, the Company had 100,000,000 shares of common stock authorized, of which 21,121,302 shares were issued and outstanding. After the transaction, Vicis owned an aggregate of 25,181,552 shares of the Company’s common stock, or 55% of the 46,121,302 shares of common stock issued and outstanding. On April 18, 2007, Vicis Capital Master Fund purchased 5,000,000 shares of the Company’s Common Stock which brought its ownership to 30,181,552 shares of the Company’s common stock, or 59% of the 51,121,302 shares of common stock issued and outstanding after the transaction. On April 26, 2007, Vicis Capital Master Fund paid the Company an aggregate of $54,861 and exercised all of its outstanding common stock

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE G - CHANGE IN CONTROL (Continued)

purchase warrants at $0.01 per share, resulting in an issuance to Vicis of 5,486,100 shares. As of the date of the filing, Vicis owns an aggregate of 35,667,651 shares of the Company’s common stock, or approximately 63% of the 56,797,402 shares of common stock issued and outstanding. Vicis holds certain other convertible securities, which if exercised or converted into common stock of the Company, could result in the issuance of an additional 28,972,725 shares of the Company’s common stock to Vicis. If these shares were issued to Vicis, Vicis would hold 64,640,376 shares of the Company’s common stock, or approximately 75% of 85,770,127 shares of common stock issued and outstanding after the issuance. There are no arrangements or understandings between Vicis and the Company with respect to the election of directors or other matters.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis provides information which management of Medical Media Television, Inc. (“Medical Media” or the “Company”) believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, including the audited financial statements and notes included therein. Because of the nature of the Company as a development stage company, the reported results will not necessarily reflect future results of operations or financial condition.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar words or expressions which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may,”
“will,” “should,” “plans,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Overview

Medical Media is a Florida corporation organized on October 2, 1989. Medical Media has three wholly owned subsidiaries, PetCARE Television Network, Inc. (“PetCARE TV”), African American Medical Network, Inc. (“African American Medical Network”), and KidCARE Medical Television Network, Inc. (“KidCARE TV”). We are a development stage company focused on developing, establishing and marketing educational programming for distribution on a monthly basis to participating subscribers.

Medical Media currently produces monthly DVD magazines that are distributed to the participating subscribers of PetCARE TV and African American Medical Network. In the first quarter of 2007, PetCARE TV began offering its in-office educational programming through various subscription options including quarterly DVD magazine programming without advertising, monthly DVD programming without advertising, and daily broadband delivery of programming with advertising. A prepaid 3-year subscription to the quarterly DVD magazine includes a free 20” TV and DVD player. A prepaid 3-year subscription to the monthly DVD magazine includes a free table-stand 32” flat screen LCD TV and DVD player. A 3-year subscription for broadband delivered programming features a wall-mounted 32” flat screen LCD TV and PC media player. With every subscription, veterinarians are licensed to link their web sites to PetCARE TV’s web site, home of the largest proprietary pet health video library on the World Wide Web. The added benefit of being able to direct pet owners to the video library serves both as an educational tool and as a quick screening process for clients to get issues clear from home before talking directly to the veterinarian.

We plan to provide KidCARE TV’s monthly updated programming via broadband. Monthly programming contains approximately 28 educational segments that can be interspersed with up to 24 commercial advertising spots, approximately 24 billboards, and public service announcements.

The programming for our networks is obtained through an annual subscription with subscribers receiving monthly updated DVD magazines or streamed programming via broadband. To date, we have been unsuccessful in obtaining a sufficient number of advertisers to support our networks due to difficulty in obtaining audited viewership that meets the criteria of national commercial advertisers. Our broadband delivery options will meet the advertisers’ criteria and we anticipate that insertion orders for commercial advertising will increase as our PetCARE TV subscribers convert to broadband and we launch KidCARE TV.

PetCARE TV

PetCARE TV’s monthly educational DVD programming designed for the veterinary industry focuses on optimal healthcare for animal companions; is currently aired in veterinary hospitals and targeted to pet owners nationwide; and is viewed by approximately six million pet owners each month. Each month of programming contains approximately 28 educational segments with 24 commercial advertising and billboard spots available for purchase. PetCARE TV also sells an instructional DVDs to veterinarians for them to give to their clients, entitled Your New Friend and Your Senior Pet.

African American Medical Network

African American Medical Network’s educational programming is provided to hundreds of doctor’s offices serving the African American population and is targeted to the patients of the more than 15,000 doctors who serve the 35 million U.S. African Americans. Each month of programming contains approximately 28 educational segments with 24 commercial advertising and billboard spots available to purchase. African American Medical Network has also produced an instructional DVD entitled Your Better Health.

KidCARE TV

KidCARE TV will target parent consumers in pediatric waiting rooms nationwide. KidCARE TV is not yet operational, but plans to establish a collaborative interaction with the viewing audience through its short informational segments developed to create awareness about preventative health measurers along with specific childhood illnesses and issues. These segments are designed to stimulate the viewer to seek further guidance from their pediatrician. Interspersed throughout the segments, promotional pieces will appear demonstrating related health care items. KidCARE TV’s primary target for subscribership will be members of the American Academy of Pediatrics. KidCARE TV has also produced an instructional DVD for physicians for them to give to their new parents entitled Your New Baby.

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

We have expended approximately $8,124,000 through March 31, 2007 in developing our business plan. For the period from the implementation of our current business plan (June 2002) through March 31, 2007, we have generated revenue of $167,177 from advertising and $49,526 from sales of our educational DVDs, Your New Friend and Your Senior Pet, distributed by our PetCARE TV subsidiary. During the same period, we also generated revenue from subscription sales to veterinarian offices of $111,871 of which $33,915 is recorded as deferred revenue.

Development Stage Company; Going Concern Issue

We are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no current established source of revenue. We do not anticipate significant revenues from either advertising sales or subscription sales. The foregoing matters have raised substantial doubt about the ability of our Company to continue as a going concern.  Management believes that there will not be sufficient cash to continue the business for the next twelve months. See Liquidity and Capital Resources below.

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

At December 31, 2006, the Company made a determination that due to its inability to sell subscriptions and attract advertisers to its African American Medical Network that were anticipated as part of the acquisition, goodwill was fully impaired resulting in a write-off of $1,271,037.

Revenue Recognition

The Company generates revenue from three primary sources, namely advertisers on its DVD magazines (the “Advertisers”), subscribers to its networks (the “Subscribers”), and the sale of our instructional DVDs, Your New Friend, Your Senior Pet, and Your New Baby. With regard to Advertisers, the Company recognizes revenue over the periods in which the advertisers’ commercials appear on its DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement entered into by the Subscribers. With regard to Your New Friend, Your Senior Pet, and Your New Baby, revenue is recognized in the period the DVDs are shipped.

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

In 2006 and for the three months ended March 31, 2007, we began marketing a line of stand-alone DVDs that are sold individually and independent of our subscriptions.

Information Relating To Forward-Looking Statements

This report, including the documents incorporated by reference in this report, includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results may differ materially from those discussed herein, or implied by these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

Recent Events

On February 1, 2007, the Company executed a Note Purchase Agreement pursuant to which it issued a 10% Secured Convertible Promissory Note in the principal amount of $250,000 (the “Note”) to Vicis Capital Master Fund (“Vicis”) pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. At any time while the Note remains outstanding, Vicis may convert the outstanding principal balance and any accrued but unpaid interest on the Note into shares of the Company’s Common Stock at a conversion price of $.166 per share (the “Conversion Shares”). The principal balance of the Note is due in one lump sum payment on August 10, 2007 (the “Maturity Date”), unless earlier converted. Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) and is payable on the Maturity Date. As security for the Company’s obligations under the Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company’s subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV (collectively the “Subsidiaries”), pursuant to the terms of a Stock Pledge and Escrow Agreement dated August 11, 2006. Repayment of the Note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries.

On March 23, 2007, the Company issued 25,000,000 shares of its Common Stock to Vicis pursuant to the terms of that certain Stock Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company sold the Common Stock to Vicis at $.01 per share, for a total purchase price of $250,000. The purchase price for the Common Stock was paid in cash. Pursuant to the Purchase Agreement, Vicis agreed to waive all anti-dilution privileges, preemptive rights, and price adjustment rights on all convertible securities held by Vicis, except for certain common stock purchase warrants held by Vicis. The issuance of the Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. The Common Stock was issued to one institutional investor.

On April 17, 2007, the Company’s majority shareholder (holding a total of 25,181,552 of 46,121,302 (55%) of the Company’s outstanding Common Stock, approved an amendment to the Company’s Articles of Incorporation, which increased the authorized number of common shares of the Company from 100,000,000 to 250,000,000. The amendment became effective on April 19, 2007.

On April 18, 2007, the Company issued 5,000,000 shares of its Common Stock to Vicis pursuant to the terms of that certain Stock Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company sold the Common Stock to Vicis at $.01 per share, for a total purchase price of $50,000. The purchase price for the Common Stock was paid in cash. Pursuant to the Purchase Agreement, Vicis agreed to waive all anti-dilution privileges, preemptive rights, and price adjustment rights on all convertible securities held by Vicis, except for certain common stock purchase warrants held by Vicis. The issuance of the Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. The Common Stock was issued to one institutional investor.

On April 26, 2007, Vicis Capital Master Fund paid the Company an aggregate of $54,861 and exercised all of its outstanding warrants at $0.01 per share. The Company issued 5,486,100 shares of its restricted common stock.

On April 27, 2007, the Company received written notice from Mr. Port that the February Port Note had matured, was past due, and was immediately due and payable. He also indicated to the Company that he did not wish to convert the February Port Note to shares. The Company is unable to pay the February Port Note at this time.

On April 27, 2007, Mr. Port notified the Company that he did not intend to further extend the April Port Note. Pursuant to the notice provisions of the April Port Note, the Maturity Date will be May 30, 2007. The Company does not believe that it will have the funds to repay the April Port Note on its due date.

On May 4, 2007, the Company issued an aggregate of 90,000 shares to the members of PetCARE TV’s Veterinary Advisory Board. Each member received 10,000 shares for their services to be rendered to PetCARE TV during the calendar year 2007. Also on May 4, 2007, the Company issued 100,000 shares of its restricted common stock to Tifanie Joudeh, Esq. for services rendered.

On May 16, 2007, the Company and all its subsidiaries entered into a Note Purchase Agreement pursuant to which it issued a 10% Secured Promissory Note in the principal amount of $200,000 (the “Note”) to Vicis pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The Note has an effective date of May 1, 2007. The principal balance of the Note is due in one lump sum payment on August 10, 2007 (the “Maturity Date”). Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) and is payable on the Maturity Date. As security for the Company’s obligations under the Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company’s subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV (collectively the “Subsidiaries”), pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007. Repayment of the Note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries.

Results of Operations

The following discussion and analysis sets forth the major factors that affect the Company’s results of operations and financial condition reflected in the unaudited financial statements for the three-month period ended March 31, 2007. This discussion and analysis should be read in conjunction with the information contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, including the audited financial statements and footnotes included therein.

Results of Operations - Inception (October 2, 1989) to March 31, 2007

From inception to March 31, 2007, we had losses totaling $10,922,085. For this period, our general and administrative costs totaled $4,622,863 or 60% of total operating expenses and our sales and marketing costs totaled $2,879,270 or 37% of total operating expenses. The remainder of operating expense is represented by depreciation and amortization that totaled $262,705 or 3% of total operating expenses.

Results of Operations - Comparison of Three Months Ending March 31, 2007 and 2006

For the three-month period ending March 31, 2007, we had losses totaling $416,770 compared to losses of $873,176 for the same period in 2006. This is a favorable change of $456,406. During the three-month period ending March 31, 2007 our general and administration costs totaled $183,048 compared to $380,375 for the same period in 2006, which is primarily a result of reduction in legal and consulting expense, recovery of prior period expense, and a general reduction due to cash shortages. Our sales and marketing costs totaled $54,885 for the three months ending March 31, 2007 compared to $362,569 for the same period in 2006. This is a reduction of $307,684 resulting from a general reduction in all sales and marketing activity due to cash shortages. Depreciation and amortization costs totaled $21,004 for the three months ended March 31, 2007 which includes amortization of certain intangible assets acquired in the acquisition of African American Medical Network.

Liquidity and Capital Resources

We have approximately $82,000 of cash on hand as of May 15, 2007.  We do not believe that our cash on hand and anticipated revenues will be sufficient to fund our operations through December 2007. Based on the current rate at which we are using capital and our debt obligations which mature over the next twelve months, we believe that we will need to obtain approximately $4 million to continue our operations for the next twelve months.  We do not anticipate significant revenues from advertising sales or subscription sales until the third quarter of 2007.  We have an aggregate of approximately $2,707,000 of debt obligations (including accrued interest) which mature over the next six months and an aggregate of approximately $1,783,000 of debt obligations (including accrued interest) which mature over the next twelve months.

The foregoing matters raise substantial doubt about the ability of our Company to continue as a going concern. As such, we are actively seeking external sources to satisfy our short-term and long-term capital requirements. We are seeking to raise this additional capital through a public or private sale of debt or equity securities, debt financing, or short-term loans. We currently do not have any financing commitments (binding or non-binding) and we cannot give any assurance that we will be able to secure the additional cash or working capital we require to continue our operations and fully implement our business plan. If we do not secure at least $3,800,000 we will not be able to fully implement our business plan, and if we do not secure at least $150,000 we may not be able to continue our plan of operations beyond the next thirty days. In the event we are unsuccessful in our efforts to secure additional capital, it would have a material adverse effect on the Company's results of operations and financial condition.

Given the Company’s uncertain future financial condition, the Company has entered into negotiations with Vicis Capital Master Fund, its senior secured lender, to discuss the repayment and satisfaction of the Company’s outstanding debt obligations to Vicis. Although no definitive agreements have been reached, the Company is considering the transfer of substantially all of the assets of its wholly-owned subsidiaries, PetCARE TV and KidCARE TV, to Vicis in satisfaction of its outstanding debt obligations to Vicis. Additionally, the Company also has also engaged in negotiations with its unsecured convertible debt holders regarding the conversion of these debt instruments into shares of the Company’s common stock.

From inception through March 31, 2007, we incurred interest expense of $1,544,637. This amount includes accrued interest totaling $338,152. It also includes (i) a $250,000 non-cash payment of interest related to the Victus February Note (in May 2004, we issued 11,905 shares of our Common Stock at $21.00 per share and 23,810 Common Stock Purchase Warrants in lieu of $250,000 in interest due), (ii) a $307,044 payment of interest related to the Edge Notes (which was paid through the issuance of 307,044 shares of Series A Zero Coupon Preferred Stock), (iii) a $312,329 payment of interest related to the Vicis Debentures and Maltzer Note (which was paid through the issuance of 312,239 shares of Series B Zero Coupon Preferred Stock), and (iv) $32,238 in payment of interest related to certain notes which were paid through the issuance of 32,238 shares of Series C Zero Coupon Preferred Stock), and (v) an additional $304,874 in interest paid.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our management, including the chief executive officer and the chief financial officer, concluded that as of the date of the evaluation our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On March 23, 2007, the Company issued 25,000,000 shares of its common stock, par value $.0005 per share (the “Common Stock), to Vicis Capital Master Fund (“Vicis”) pursuant to the terms of that certain Stock Purchase Agreement (the “Purchase Agreement”) of even date therewith. Pursuant to the Purchase Agreement, the Company sold the Common Stock to Vicis at $.01 per share, for a total purchase price of $250,000. The purchase price for the Common Stock was paid in cash. Pursuant to the Purchase Agreement, Vicis agreed to waive all anti-dilution privileges, preemptive rights, and price adjustment rights on all convertible securities held by Vicis, except for certain common stock purchase warrants held by Vicis. The issuance of the Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. The Common Stock was issued to one institutional investor.

The Company owed Steve Port $4,932 representing interest accrued through March 31, 2007 which was paid through the issuance of 4,932 shares of its Series C Zero Coupon Preferred Stock.

The Company owed Elaine Edinburg $493 representing interest accrued through March 31, 2007 which was paid through the issuance of 494 shares of its Series C Zero Coupon Preferred Stock.

On April 18, 2007, the Company issued 5,000,000 shares of its common stock, par value $.0005 per share (the “Common Stock), to Vicis Capital Master Fund (“Vicis”) pursuant to the terms of that certain Stock Purchase Agreement (the “Purchase Agreement”) of even date therewith. Pursuant to the Purchase Agreement, the Company sold the Common Stock to Vicis at $.01 per share, for a total purchase price of $50,000. The purchase price for the Common Stock was paid in cash. Pursuant to the Purchase Agreement, Vicis agreed to waive all anti-dilution privileges, preemptive rights, and price adjustment rights on all convertible securities held by Vicis, except for certain common stock purchase warrants held by Vicis. The issuance of the Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. The Common Stock was issued to one institutional investor.

On April 26, 2007, Vicis Capital Master Fund paid the Company an aggregate of $54,861 and exercised all of its outstanding warrants at $0.01 per share. The Company issued 5,486,100 shares of its restricted common stock.

On May 4, 2007, the Company issued an aggregate of 90,000 shares to the members of PetCARE TV’s Veterinary Advisory Board. Each member received 10,000 shares for their services to be rendered to PetCARE TV during the calendar year 2007. Also on May 4, 2007, the Company issued 100,000 shares of its restricted common stock to Tifanie Joudeh, Esq. for services rendered.

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the fiscal quarter ended March 31, 2007.

Item 3.	Defaults upon Senior Securities.

On November 16, 2005, the Company issued a Promissory Note for $200,000 to Carmen Bernstein (the “Bernstein Promissory Note”). The Bernstein Promissory Note accrues interest at an annual rate of ten percent (10%). The entire principal balance plus any accrued but unpaid interest was due on December 14, 2005. As of the date of this filing, the amounts due thereunder have not been repaid, although it has been extended indefinitely by mutual verbal agreement.

On November 16, 2005, the Company issued a Promissory Note for $100,000 to Laurence Wallace (the “Wallace Promissory Note”) at an annual interest rate of eight percent (8%). On October 12, 2006, the Company and Mr. Wallace entered into a letter of extension whereby the maturity date on the Wallace Promissory Note was extended to April 15, 2007 (the “Extension”). Terms of the Extension include a payment of $5,000 on each of October 1, October 15, November 15, and December 15, 2006, and January 15, February 15, and March 15, 2007, and a final payment on April 15, 2007 of $65,000 plus any accrued and unpaid interest. Terms of the Extension canceled all conversion rights previously granted under the Wallace Promissory Note and issued Wallace three-year Common Stock Purchase Warrants to purchase 100,000 shares of the Company’s Common Stock with a fixed exercise price of $0.17 per share. As of May 15, 2007, the balance due is $100,000. As of the date of this filing, the first three payments required to be made pursuant to the Extension have not been made.

On February 15, 2006, the Company issued a Convertible Promissory Note to Steven J. Port for $100,000 (the “February Port Note”) with a maturity date twelve months from the date of issuance (the “Maturity Date”) that accrues interest at the rate of 20% compounded semi-annually. At the option of Port, interest will be paid at the end of each quarter in either (i) shares of the Company’s Series C Zero Coupon Preferred Stock valued a $1.00 per share, or (ii) cash. With the consent of both the Company and Port, the February Port Note may be extended for an additional 12 months with the terms of the interest payments remaining the same. The Port Note is not convertible until the Maturity Date. On the Maturity Date, Port has the option to convert the February Port Note into shares of the Company’s Common Stock at a price equal to forty cents ($0.40), or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166. On April 27, 2007, Mr. Port notified the Company that the February Port Note had matured and had not been paid, resulting in the Company being in default under the terms of the February Port Note. Mr. Port indicated that he did not wish to extend the February Port Note, did not wish to convert the February Port Note into shares, and demanded immediate payment. The Company is unable to pay the February Port Note at this time.

Item 4.	Submission of Matters to a Vote of Security Holders.

On April 17, 2007, the Company’s majority shareholder (holding a total of 25,181,552 of 46,121,302 (55%) of the Company’s outstanding Common Stock, approved an amendment to the Company’s Articles of Incorporation, which increased the authorized number of common shares of the Company from 100,000,000 to 250,000,000. The amendment became effective on April 19, 2007.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exh. No.	Date of Document	Description of Document
3.0	January 2, 1997	Amended and Restated Articles of Incorporation of Transition Lifestyle Consultants, Inc. (1)
3.1	June 12, 2002	Articles of Amendment to the Articles of Incorporation (name change to PetCARE Television Network, Inc.) (1)
3.2	August 2, 2002	Articles of Amendment to the Articles of Incorporation (Series A Convertible Preferred Stock). (1)
3.3	November 12, 2003	Articles of Amendment to the Articles of Incorporation (Series B Convertible Preferred Stock). (2)
3.4	March 30, 2004	Articles of Amendment to the Articles of Incorporation (amend Series A Convertible Preferred Stock). (2)
3.5	June 10, 2004	Articles of Amendment to the Articles of Incorporation (amend Series B Convertible Preferred Stock). (3)
3.6	March 25, 2005	Articles of Amendment to the Articles of Incorporation (increase in authorized stock). (4)
3.7	April 21, 2005	Articles of Amendment to the Articles of Incorporation (name change to Medical Media Television, Inc.). (4)
3.8	July 14, 2005	Articles of Amendment to the Articles of Incorporation (Series A Zero Coupon Preferred; Series B Zero Coupon Preferred). (5)
3.9	November 16, 2005	Articles of Merger. (6)
3.10	December 22, 2005	Articles of Amendment to the Articles of Incorporation (Series C Zero Coupon Preferred Stock). (7)
3.11	April 29, 2007	Articles of Amendment to the Articles of Incorporation (increase in authorized common shares)*
3.11	N/A	Bylaws of PetCARE Television Network, Inc. (1)
10.0	May 16, 2007
Note Purchase Agreement between Medical Media Television, Inc., PetCARE Television Network, Inc., African American Medical Network, Inc., KidCARE Medical Television Network, Inc. and Vicis Capital Master Fund. (*)

10.1	May 16, 2007	10% Secured Promissory Note to Vicis Capital Master Fund for $200,000. (*)
23.1	May 15, 2007	Consent of Independent Public Accounting Firm (*)
31.1	May 15, 2007	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). (*)
31.2	May 15, 2007	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (*)
32.1	May 15, 2007	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)
32.2	May 15, 2007	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)
___________________
(1)	Previously filed with Registration Statement on Form SB-2 filed on November 5, 2003.
(2)	Previously filed with Form 10-KSB for year ended December 31, 2003 filed on March 26, 2004.
(3)	Previously filed with Form 10-QSB for period ended June 30, 2004 filed on August 18, 2004.
(4)	Previously filed with Form 10-QSB for period ended March 31, 2005 filed on May 16, 2005.
(5)	Previously filed with Form 10-QSB for period ended June 30, 2005 filed on September 9, 2005.
(6)	Previously filed with Form 10-QSB for period ended September 30, 2005 filed on November 21, 2005.
(7)	Previously filed with Form SB-2 filed on February 10, 2006.
(*)	Filed herewith.

(Remainder of page left intentionally blank.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2007	MEDICAL MEDIA TELEVISION, INC.

	By:	/s/ Philip M. Cohen
Philip M. Cohen, President and Chief Executive Officer

By:	/s/ Donald R. Mastropietro
Donald R. Mastropietro, Vice President Finance and Chief Financial Officer