Form 10QSB
period 2007-06-30
Medical Media Television, Inc.
filed 2007-08-14
CIK 1235899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock as of August 13, 2007 was 56,847,389.

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

Unaudited Consolidated Balance Sheet as of June 30, 2007	3

Unaudited Consolidated Statements of Operations for the three and six months ended
June 30, 2007 and 2006, and from inception (October 2, 1989) through June 30, 2007	4

Unaudited Consolidated Statements of Changes in Stockholders’ Equity from inception
(October 2, 1989) through June 30, 2007	5-6

Unaudited Consolidated Statements of Cash Flows for the three and six months ended
June 30, 2007 and 2006, and from inception (October 2, 1989) through June 30, 2007	7

Notes to the Consolidated Financial Statements	F8-F18

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

June 30, 2007
ASSETS

Current assets:
Cash	$208,781
Accounts receivable	16,815
Prepaid expenses and other current assets	170,691
Total current assets	396,287

Fixed assets:
Leasehold improvements	6,196
6,196
Less accumulated depreciation	(4,089)
2,107
Other assets:
Intangible assets	181,250
Security deposits	7,731
Total other assets	188,981

Total assets	$587,375

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$316,868
Accrued expenses and other current liabilities	1,108,041
Deferred revenue	59,021
Notes payable	245,000
Notes payable to stockholders	2,760,999
Total current liabilities	4,489,929

Long-term liabilities
Notes payable	450,000
Notes payable to stockholder	1,306,159
Deferred revenue	7,014
Commitments and contingencies	-
Total long-term liabilities	1,763,173

Total liabilities	6,253,102

Stockholders' deficit:
Preferred stock - stated value $1.00; 25,000,000 shares authorized;
1,682,044 Series A Zero Coupon, shares issued and outstanding,
2,612,329 Series B Zero Coupon, shares issued and outstanding,
and 32,238 Series C Zero Coupon, shares issued and outstanding	4,326,611
Common stock - par value $.0005; 250,000,000 shares authorized;
56,847,389 and 21,121,302 shares issued and outstanding at
June 30, 2007 and December 31, 2006 respectively	28,424
Additional paid-in capital	1,560,433
Accumulated deficit during development stage	(11,581,195)
Total stockholders' deficit	(5,665,727)

Total liabilities and stockholders' deficit	$587,375

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
FROM INCEPTION (OCTOBER 2, 1989) to JUNE 30, 2007
(UNAUDITED)

	June 30, 2007		June 30, 2006		From
	For the Three	For the Six	For the Three	For the Six	Inception to
	Months Then	Months Then	Months Then	Months Then	June 30,
	Ended	Ended	Ended	Ended	2007

Revenues, net	$59,761	$98,030	$129,053	$184,173	$670,296

Cost of revenues	72,368	133,774	107,739	185,693	1,042,233

Gross profit	(12,607)	(35,744)	21,314	(1,520)	(371,937)

Operating expenses:
General and administration	392,252	575,300	230,001	610,376	5,015,115
Sales and marketing	82,236	137,121	256,165	618,734	2,961,506
Depreciation and amortization	20,164	41,168	21,587	43,241	282,869
Total operating expense	494,652	753,589	507,753	1,272,351	8,259,490

Operating loss	(507,259)	(789,333)	(486,439)	(1,273,871)	(8,631,427)

Other income and (expense)
Interest expense	(159,317)	(304,700)	(118,615)	(204,952)	(1,703,954)
Interest income	-	-	70	174	2,040
Other income	11,000	21,687	-	489	24,615
Disposal of fixed assets	(3,534)	(3,534)	-	-	(5,257)
Impairment of goodwill	-	-	-	-	(1,271,037)
Gain on sale of subsidiary	-	-	-	-	2,421
Total other income (expense)	(151,851)	(286,547)	(118,545)	(204,289)	(2,951,172)

Loss before extraordinary items	(659,110)	(1,075,880)	(604,984)	(1,478,160)	(11,582,599)

Gain on extinguishment of debt	-	-	-	-	1,404

Loss before taxes	(659,110)	(1,075,880)	(604,984)	(1,478,160)	(11,581,195)

Provision for income taxes	-	-	-	-	-

Net loss	$(659,110)	$(1,075,880)	$(604,984)	$(1,478,160)	$(11,581,195)

Net loss per share, basic and diluted	($0.01)	($0.03)	($0.03)	($0.07)	($3.97)

Weighted average shares, basic and diluted	54,230,222	38,872,196	21,117,136	21,046,017	2,920,758

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR PERIOD FROM INCEPTION (OCTOBER 2, 1989) THROUGH JUNE 30, 2007
(UNAUDITED)

							Accumulated
					Additional		Deficit during
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Shares	Amount	Total

Issuance of $0.01 par value common
shares to an individual for a note	-	$-	1,000	$100	$1,900	$(2,000)	$-	$-	$-	$-
Payment of subscription receivable	-	-	-	-	-	1,885	-	-	-	1,885
Stock split 2,000:1 and change par	-	-	-	-	-	-	-	-	-	-
value from $0.01 to $0.0005	-	-	1,999,000	900	(900)	-	-	-	-	-

Balance, December 31, 1996	-	-	2,000,000	1,000	1,000	(115)	-	-	-	1,885

Repurchase of shares	-	-	-	-	-	-	-	(1,725,000)	(5,000)	(5,000)
Issuance of common stock	-	-	2,476,000	1,238	3,762	(5,000)	-	-	-	-

Balance, December 31, 1997	-	-	4,476,000	2,238	4,762	(5,115)	-	(1,725,000)	(5,000)	(3,115)

Net loss	-	-	-	-	-	-	(2,867)	-	-	(2,867)

Balance, December 31, 1998	-	-	4,476,000	2,238	4,762	(5,115)	(2,867)	(1,725,000)	(5,000)	(5,982)
	-	-	-	-	-	-	-	-	-	-

Balance, December 31, 1999	-	-	4,476,000	2,238	4,762	(5,115)	(2,867)	(1,725,000)	(5,000)	(5,982)

Shares issued in connection
with merger with Y2K Recording, Inc.	-	-	1,025,000	513	-	-	-	-	-	513
Net income	-	-	-	-	-	-	434	-	-	434

Balance, December 31, 2000	-	-	5,501,000	2,751	4,762	(5,115)	(2,433)	(1,725,000)	(5,000)	(5,035)

Shares issued in connection
with merger with Savage Mojo, Inc.	-	-	8,000,000	4,000	-	-	-	-	-	4,000
Shares issued for services	-	-	10,000	5	995	-	-	-	-	1,000
Contributed capital	-	-	-	-	5,672	-	-	-	-	5,672
Net loss	-	-	-	-	-	-	(57,151)	-	-	(57,151)

Balance, December 31, 2001	-	-	13,511,000	6,756	11,429	(5,115)	(59,584)	(1,725,000)	(5,000)	(51,514)

Series A shares sold in private placement	47,750	95,500	-	-	-	-	-	-	-	95,500
Retire treasury stock	-	-	(1,725,000)	(863)	(4,137)	-	-	1,725,000	5,000	-
Shares issued as premium for notes	-	-	2,939,553	1,470	-	-	-	-	-	1,470
Shares issued for Cohen employment
agreement	-	-	748,447	374	74,471	-	-	-	-	74,845
Cancellation of outstanding stock
returned by M. Klimes	-	-	(4,000,000)	(2,000)	-	-	-	-	-	(2,000)
Shares issued for services	-	-	312,000	156	31,044	-	-	-	-	31,200
Payment of subscription receivable	-	-	-	-	-	5,000	-	-	-	5,000
Write off of subscription receivable	-	-	-	-	-	115	-	-	-	115
Net loss	-	-	-	-	-	-	(498,888)	-	-	(498,888)

Balance, December 31, 2002	47,750	95,500	11,786,000	5,893	112,807	-	(558,472)	-	-	(344,272)

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR PERIOD FROM INCEPTION (OCTOBER 2, 1989) THROUGH JUNE 30, 2007
(UNAUDITED)

							Accumulated
					Additional		Deficit during
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Shares	Amount	Total

Shares issued for services	-	-	50,000	25	4,975	-	-	-	-	5,000
Series A shares sold in private placement	53,500	107,000	-	-	-	-	-	-	-	107,000
Series B shares sold in private placement	1,000	2,000	-	-	-	-	-	-	-	2,000
Net loss	-	-	-	-	-	-	(1,825,313)	-	-	(1,825,313)

Balance, December 31, 2003	102,250	204,500	11,836,000	5,918	117,782	-	(2,383,785)	-	-	(2,055,585)

Conversion of Series A to common	(101,250)	(202,500)	525,959	263	202,237	-	-	-	-	-
Cancellation and refund of Series B	(1,000)	(2,000)	-	-	-	-	-	-	-	(2,000)
Shares issued for services	-	-	372,583	186	101,828	-	-	-	-	102,014
Shares issued for debt	-	-	357,143	179	249,821	-	-	-	-	250,000
Net loss	-	-	-	-	-	-	(2,188,203)	-	-	(2,188,203)

Balance, December 31, 2004	-	-	13,091,685	6,546	671,668	-	(4,571,988)	-	-	(3,893,774)

Effects of 30: 1 reverse stock split	-	-	(12,654,986)	(6,327)	6,327	-	-	-	-	-
Issuance of dividend shares	-	-	872,779	436	(436)	-	-	-	-	-
Conversion of debt to preferred	4,303,000	4,303,000	-	-	-	-	-	-	-	4,303,000
Acquisition of African American
Medical Network, Inc.	-	-	19,415,626	9,708	420,879	-	-	-	-	430,587
Net loss	-	-	-	-	-	-	(1,965,302)	-	-	(1,965,302)
Balance, December 31, 2005	4,303,000	4,303,000	20,725,104	10,363	1,098,438	-	(6,537,290)	-	-	(1,125,489)

Shares issued for services	-	-	250,361	125	98,560	-	-	-	-	98,685
Warrants exercised	-	-	145,837	73	24,037	-	-	-	-	24,110
Conversion of debt to preferred	18,187	18,187	-	-	-	-	-	-	-	18,187
Net loss	-	-	-	-	-	-	(3,968,025)	-	-	(3,968,025)
Balance, December 31, 2006	4,321,187	4,321,187	21,121,302	10,561	1,221,035	-	(10,505,315)	-	-	(4,952,532)

Shares issued in private placement	-	-	30,000,000	15,000	285,000	-	-	-	-	300,000
Warrants exercised	-	-	5,486,087	2,743	52,118	-	-	-	-	54,861
Shares issued for services	-	-	240,000	120	2,280	-	-	-	-	2,400
Conversion of debt to preferred	5,424	5,424	-	-	-	-	-	-	-	5,424
Net loss	-	-	-	-	-	-	(1,075,880)	-	-	(1,075,880)

Balance, June 30, 2007	4,326,611	$4,326,611	56,847,389	$28,424	$1,560,433	$-	$(11,581,195)	$-	$-	$(5,665,727)

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
FROM INCEPTION (OCTOBER 2, 1989) TO JUNE 30, 2007
(UNAUDITED)

			From
			Inception to
	June 30,		June 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(1,075,880)	$(1,478,160)	$(11,581,195)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization expense	44,701	43,241	148,944
Impairment of goodwill	-	-	1,271,037
Cash from acquisition of African American Medical
Network, Inc.	-	-	2,104
Gain on sale of subsidiary	-	-	(2,421)
Gain on extinguishment of debt	-	-	(1,404)
Common stock issued for services	2,400	98,478	207,131
Preferred stock issued for debt	5,424	-	32,238
Bad debt expense	-	-	115
Changes in assets and liabilities:
Accounts receivable	15,319	(15,036)	(16,816)
Prepaid expenses	(135,880)	(47,819)	(169,826)
Other receivables	(1,000)	(100)	64,671
Security deposits	(135)	-	(7,731)
Accounts payable	(193,170)	33,635	(92,162)
Accrued expenses and other current liabilities	244,913	184,265	1,776,564

Net cash flows (used) in operating activities	(1,093,308)	(1,181,496)	(8,368,751)

CASH FLOWS FROM INVESTING ACTIVITIES	24,896
Purchase of equipment	-	(1,143)	(25,170)
Disposal of equipment	-	-	2,255

Net cash flows (used) in investing activities	-	(1,143)	(22,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	300,000	-	314,185
Common stock issued for exercise of warrants	54,861	24,110	78,970
Preferred stock issued for cash	-	-	202,500
Proceeds from notes payable-net	-	-	685,000
Proceeds from notes payable from stockholders-net	945,506	1,135,029	7,319,792

Net cash flows provided by financing activities	1,300,367	1,159,139	8,600,447

Increase (decrease) in cash	207,059	(23,500)	208,781
Cash, beginning of period	1,722	75,248	-
Cash, end of period	$208,781	$51,748	$208,781

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$137,097	$110,469	$374,910

Acquisition of African American Medical Network, Inc.	$-	$-	$1,571,037

Common Stock issued for debt	$2,400	$-	$252,400

Preferred Stock issued for debt	$5,424	$-	$4,326,611

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(UNAUDITED)
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Medical Media Television, Inc. (“Medical Media” or the “Company”) is a Florida corporation organized on October 2, 1989. Medical Media is a development stage company focused on developing, establishing and marketing educational programming for distribution on a monthly basis to participating subscribers of its wholly owned subsidiary, African American Medical Network, Inc. African American Medical Network’s educational programming is provided to several hundred doctor’s offices serving the African American population and is targeted to the patients of the more than 15,000 doctors who serve the 35 million U.S. African Americans. Each month of programming contains approximately 28 educational segments with 24 commercial advertising and billboard spots available to purchase. African American Medical Network has also produced an instructional DVD entitled Your Better Health. The Company is exploring joint venture opportunities regarding the expansion of the African American Medical Network and the possibility of providing programming via broadband delivery.

In May 2007, the Company’s principal secured lender, Vicis Capital Master Fund (“Vicis”), indicated that it would continue to provide additional capital to the Company with the caveat that the funds be used to implement the business plan of KidCARE TV and continue the operations of PetCARE TV. Under this arrangement, Vicis loaned the Company an additional $600,000 and $325,000 during the second and third quarters respectively. The Company ultimately accepted $3,076,057 in the aggregate of secured loans from Vicis, the majority of which became due on August 11, 2007. The Company was unable to pay amounts when due to Vicis under the loans and as a result, on August 13, 2007, Vicis accepted two of the Company’s subsidiaries, PetCARE Television Network, Inc. (“PetCARE TV”) and KidCARE Medical Television Network, Inc. (“KidCARE TV”) in partial satisfaction of the debt owed to Vicis. In connection therewith, Medical Media transferred ownership of the common stock of PetCARE TV and KIDCARE TV that was held as collateral by Vicis. Vicis continues to hold a secured interest in the remaining assets of the Company. Further details are provided in Recent Events.

For the six months ended June 30, 2007 and through August 12, 2007, Medical Media produced monthly DVD magazines for distribution to the participating subscribers of its PetCARE TV and African American Medical Network. In the first quarter of 2007, PetCARE TV began offering its in-office educational programming through various subscription options including quarterly DVD magazine programming without advertising, monthly DVD programming without advertising, and daily broadband delivery of programming with advertising. A prepaid 3-year subscription to the quarterly DVD magazine includes a free 20” TV and DVD player. A prepaid 3-year subscription to the monthly DVD magazine includes a free table-stand 32” flat screen LCD TV and DVD player. A 3-year subscription for broadband delivered programming features a wall-mounted 32” flat screen LCD TV and PC media player. PetCARE TV’s monthly educational DVD programming is designed for the veterinary industry to focus on optimal healthcare for animal companions, is currently aired in veterinary hospitals and targeted to pet owners nationwide, and is viewed by approximately six million pet owners each month. KidCARE TV was designed to target parent consumers in pediatric waiting rooms nationwide.

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE A -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Accounting

Medical Media maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for a better matching of revenues and expenses.

The accompanying unaudited consolidated financial statements include Medical Media Television, Inc., PetCARE TV, African American Medical Network, and KidCARE TV, and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Reclassification

Certain balances for the three and six-months ended June 30, 2006, and from inception through June 30, 2007, were reclassified to conform to the presentation of the three and six-month periods ended June 30, 2007.

Consolidation

The Company combined its three wholly owned subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV, into its consolidated financials, eliminating all inter-company transactions.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, Medical Media considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

Fiscal Year

Medical Media elected December 31 as its fiscal year.

Revenue Recognition

Currently, the Company generates revenue from subscribers to and advertisers on its African American Medical Network. For the six months ended June 30, 2007 and through August 12, 2007, the Company generated revenue from three primary sources, namely advertisers on its DVD magazines (the “Advertisers”), subscribers to its network (the “Subscribers”), and the sale of our educational take-home DVDs, Your New Friend, Your Senior Pet, Your Better Health, and Your New Baby. With regard to Advertisers, the Company recognizes revenue over the periods in which the advertisers’ commercials appear on its DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement entered into by the Subscribers. With regard to our take-home DVDs, revenue is recognized in the period the DVDs are shipped. The accounting for these sales for the six-month period ended June 30, 2007, and for the year-ended December 31, 2006, reflects the treatment of EITF 00-21, Revenue Recognition with Multiple Deliverables.

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
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

In 2006 and for the six months ended June 30, 2007, we marketed a line of stand-alone DVDs that are sold individually and independent of our subscriptions.

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

The Company has two intangible assets related to the acquisition of African American Medical Network, namely the customer base and employment relationships which include covenants not to compete with the company. We amortized the customer base over three years beginning on January 1, 2006 and total amortization in 2006 and for the six months ended June 30, 2007 was $66,667 and $33,333 respectively. We will amortize the remaining balance of $100,000 over the remainder of 2007 and 2008. We amortized the employment relationships over eight years beginning on January 1, 2006 and total amortization in 2006 and for the six months ended June 30, 2007 was $12,500 and $6,250 respectively. We will amortize the remaining balance of $81,250 over the remainder of 2007 and 2008 through 2013.

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
JUNE 30, 2007 AND 2006
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

Since its inception, Medical Media has an accumulated loss of $11,578,795 for income tax purposes, which can be used to offset future taxable income through 2026. The potential tax benefit of this loss is as follows:

Future tax benefit	$4,342,048
Valuation allowance	(4,342,048)

Future tax benefit	$-

As of June 30, 2007, the Company recorded a valuation allowance of $4,342,048 on the deferred tax assets to reduce it to zero. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. Due to uncertainty regarding future income to offset the loss carry forward, management has made an allowance for the entire deferred tax asset.

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
JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

We currently are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no established source of revenue. The foregoing matters raise substantial doubt about the ability of our Company to continue as a going concern. As such, we are actively seeking external sources to satisfy our short-term and long-term capital requirements. We are seeking to raise this additional capital through a public or private sale of debt or equity securities, debt financing, or short-term loans. We currently do not have any financing commitments (binding or non-binding) and we cannot give any assurance that we will be able to secure the additional cash or working capital we require to continue our operations. The Company is exploring joint venture opportunities regarding the expansion of the African American Medical Network and is negotiating settlements with trade creditors and certain debt holders. Within the next sixty days, if we do not identify a joint venture partner, settle outstanding and delinquent trade payables and notes, and obtain working capital of $50,000, we may not be able to continue our operations. We do not anticipate significant revenues from advertising sales or subscription sales. At August 13, 2007, we have an aggregate of approximately $1,815,000 of debt obligations currently in default and an additional $124,000 (including accrued interest) which mature over the next six months. In the event we are unsuccessful in our efforts to secure additional capital, it would have a material adverse effect on the Company’s results of operations and financial condition.

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
JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE B - COMMON AND PREFERRED STOCK (Continued)

Common Stock (Continued)

On April 17, 2007, the Company’s majority shareholder (holding a total of 25,181,552 of 46,121,302 (55%) of the Company’s outstanding Common Stock, approved an amendment to the Company’s Articles of Incorporation, which increased the authorized number of common shares of the Company from 100,000,000 to 250,000,000. The amendment became effective on April 19, 2007.

On April 26, 2007, Vicis paid the Company an aggregate of $54,861 and exercised all of its outstanding warrants at $0.01 per share, and the Company issued 5,486,100 shares of its restricted common stock to Vicis.

On May 4, 2007 and May 17, 2007, the Company issued an aggregate of 90,000 and 50,000 shares respectively to the members of PetCARE TV’s Veterinary Advisory Board. Each member received 10,000 shares for their services to be rendered to PetCARE TV during the calendar year 2007. Also on May 4, 2007, the Company issued 100,000 shares of its restricted common stock to Tifanie Joudeh, Esq. for services rendered.

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

Through June 30, 2007, the Company issued 21,616 shares of its Series C Zero Coupon Preferred Stock to Steve Port in lieu of interest totaling $21,617.

Through June 30, 2007, the Company issued 1,995 shares of its Series C Zero Coupon Preferred Stock to Elaine Edinburg in lieu interest totaling $1,995.

Treasury stock

Treasury stock is shown at cost.

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE B - COMMON AND PREFERRED STOCK (Continued)

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

There is a small and very limited market for the Company’s Common Stock and no market for our Non-Qualified Stock Options, therefore there are no readily available market quotations. Factors in the determination that there would be expected cash return for the Non-Qualified Stock Options included the Company’s historic lack of revenues, the Company’s large debt to equity ratio, and lack of any trading volume in the Common Stock. Accordingly, no compensation expense was booked for these options.

NOTE C - RELATED PARTY TRANSACTIONS

On April 27, 2007, the Company received written notice from Mr. Port that the February Port Note in the principal amount of $100,000 had matured, was past due, and was immediately due and payable. He also indicated to the Company that he did not wish to convert the February Port Note to shares of the Company’s common stock. As of June 30, 2007, pursuant to the provisions of the February Port Note, the Company paid $21,617 of interest through the issuance of 21,616 shares of Series C Zero Coupon Preferred Stock. As of August 13, 2007, the balance due under the February Port Note is $107,397. The Company is unable to pay the February Port Note at this time.

On April 27, 2007, Mr. Port notified the Company that he did not intend to further extend the April Port Note in the principal amount of $125,000. Pursuant to the notice provisions of the April Port Note, the Maturity Date became May 30, 2007. As of August 13, 2007, the balance due under the April Port Note is $158,583. The Company is unable to pay the April Port Note at this time.

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

As of June 30, 2007 and through August 13, 2007, the Company owed an aggregate of (i) $70,074 in past-due interest on its $412,000 Series AA Convertible Debenture to Vicis dated November 16, 2004, (ii) $1,775 in past-due interest on its $50,000 Secured Promissory Note to Vicis dated June 1, 2006, and (iii) $1,060 in past-due interest on its $50,000 Secured Promissory Note to Vicis dated June 30, 2006. The Company is unable to pay these interest amounts at this time.

As of June 30, 2007, pursuant to the provisions of the Convertible Promissory Notes to William H. Quiros in November 2005 and March 2006, the amount of interest due under the November Quiros Note that was credited to the March Quiros Note through June 30, 2007 was $272,219.

Through June 30, 2007, pursuant to the provisions of the $450,000 Convertible Promissory Note to William H. Quiros, Mr. Quiros had loaned the Company $306,159 under the March Quiros Note including interest of $272,219 from the November Quiros Note and interest of $33,940 from the March Quiros Note. Accordingly, the Company issued Mr. Quiros 475,985 in Common Stock Purchase Warrants through June 30, 2007.

As of June 30, 2007, pursuant to the provisions of the $10,000 Convertible Promissory Note to Elaine G. Edinburg, the Company paid $1,995 of interest through the issuance of 1,995 shares of Series C Zero Coupon Preferred Stock. The Edinburg Note was due on March 31, 2007. As of August 13, 2007, the balance due under the Edinburg Note is $10,739. The Company is unable to pay the Edinburg Note as this time.

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

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE E - SECURED PROMISSORY NOTES

On May 16, 2007, the Company and all its subsidiaries entered into a Note Purchase Agreement pursuant to which it issued a 10% Secured Promissory Note in the principal amount of $200,000 (the “Note”) to Vicis pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The principal balance of the note is due in one lump sum payment on August 11, 2007 (the “Maturity Date”). Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) from May 1, 2007, and is payable on the Maturity Date. As security for the Company’s obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company’s subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV (collectively the “Subsidiaries”), pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007. Repayment of the note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. Vicis and the Company had a verbal agreement that the funds would be used to implement the business plan of KidCARE TV.

On June 15, 2007, the Company and all its Subsidiaries entered into a Securities Exchange Agreement pursuant to which it issued a 10% Secured Promissory Note in the principal amount of $200,000 (the “Note”) to Vicis pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The principal balance of the Note is due in one lump sum payment on the Maturity Date. Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) and is payable on the Maturity Date. As security for the Company’s obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company’s Subsidiaries, pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007. Repayment of the note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. Vicis and the Company had a verbal agreement that the funds would be used to implement the business plan of KidCARE TV.

On June 29, 2007, the Company and all its subsidiaries entered into a Note Purchase Agreement pursuant to which it issued a 10% Secured Promissory Note in the principal amount of $200,000 (the “Note”) to Vicis pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The principal balance of the Note is due in one lump sum payment on the Maturity Date. Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) and is payable on the Maturity Date. As security for the Company’s obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company’s Subsidiaries, pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007. Repayment of the note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. Vicis and the Company had a verbal agreement that the funds would be used to implement the business plan of KidCARE TV.

NOTE F - COMMITMENTS AND CONTINGENCIES

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

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(UNAUDITED)
NOTE G - SUBSEQUENT EVENTS

On August 2, 2007, the Company and all its subsidiaries entered into a Note Purchase Agreement pursuant to which it issued a 10% Secured Promissory Note in the principal amount of $325,000 (the “note”) to Vicis pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The principal balance of the Note is due in one lump sum payment on the Maturity Date. Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) and is payable on the Maturity Date. As security for the Company’s obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company’s Subsidiaries, pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007. Repayment of the note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. Vicis and the Company had a verbal agreement that the funds would be used to implement the business plan of KidCARE TV.

At August 11, 2007, the Company owed Vicis approximately $3,076,057 in the aggregate, which amount includes principal and interest owed to Vicis under secured loans made by Vicis to the Company (including the notes described above) (the "Vicis Loans") and liquidated damages owed by the Company to Vicis under related loan documents (collectively with the Vicis Loans, the "Obligations"). The Company’s performance of the Obligations are (i) secured by a pledge by the Company of all of the capital stock of the Company’s Subsidiaries, pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007; (ii) guaranteed by the Subsidiaries pursuant to Guaranty Agreements, each dated February 1, 2007; and (iii) secured by a blanket lien encumbering the assets of the Company and the Subsidiaries pursuant to Security Agreements, each dated February 1, 2007.

Payment of principal and interest under the Vicis Loans is past due. As of the date hereof, the Company has not made any payment of the Obligations, and the Company believes it will not be able to make payment of the Obligations in the future. As result, the Company and its Subsidiaries are in default under the Vicis Loans and related loan documents.

As a result of the default on the Vicis Loans, Vicis informed us that it intended to exercise its remedies under the Florida Uniform Commercial Code (the "UCC"), pursuant to which it may accept collateral in satisfaction of the Obligations secured by such collateral. More particularly, Vicis stated that it intended to accept the following collateral in partial satisfaction of Vicis Loans totaling an aggregate of $1,764,668 of the debt (with payment applied in full satisfaction of the Series B Convertible Debenture dated May 6, 2005 in the principal amount of $250,000 and the 10% Secured Convertible Promissory Note dated August 11, 2006 in the principal amount of $1,302,000): (i) all rights, title and interest of Medical Media in the 1,000 shares of common stock of KidCARE TV, (ii) all rights, title and interest of Medical Media in the 1,000 shares of common stock of PetCARE TV, (iii) all rights, title and interest of Medical Media in the mark “Medical Media Television, Inc., and the goodwill associated with such mark, and (iv) all books and records of PetCARE TV and KidCARE TV held by Medical Media (collectively, the "Collateral").

Given our unsuccessful attempts to obtain additional financing or agree to alternative arrangements with Vicis and other lenders, on August 13, 2007, we agreed and consented to Vicis's exercise of its remedies under the UCC and the foreclosure upon the Collateral. As part of the agreement and consent, the Company and its Subsidiaries acknowledged that the Company and its Subsidiaries are in default in payment of principal, interest, and liquidated damages under the Vicis Loans and related loan documents in the aggregate of $3,076,057, and that the debt is secured by a properly perfected first priority security interest in all of the assets of the Company and its Subsidiaries. Accordingly, the Company and Vicis sent joint instructions to the escrow agent, pursuant to which we instructed the escrow agent to transfer the stock certificates representing all outstanding shares of KidCARE TV and PetCARE TV being held in escrow to Vicis's designee. The Company also entered into a trademark assignment with Vicis, whereby the Company transferred all rights, title and interest in the mark “Medical Media Television, Inc., and the goodwill associated with such mark.

MEDICAL MEDIA TELEVISION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(UNAUDITED)

The Company remains liable for repayment of the remaining Obligations to Vicis, and Vicis continues to hold a secured interest in the remaining assets of the Company.

Appointment of Going Forward Committee

On August 13, 2007, the Company’s Board of Directors approved a Going Forward Committee (the “Committee”) comprised of J. Holt Smith and Michael Marcovsky. The Committee was charged to negotiate payables, construct a plan with creditors, and explore opportunities for a possible merger. The Company’s Board of Directors authorized the Committee to negotiate in good faith on behalf of the Company and to report its finding to the Board for ratification. The Company approved an aggregate payment to the Committee of $200,000, to the extent that those funds were available after the payment of creditors.

Change in Board of Directors

The Company’s Board of Directors accepted the resignations of Philip M. Cohen (Chairman), Jeffrey I. Werber, and Charles V. Richardson effective as of August 13, 2007. As stated therein, the resignations were not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The Board of Directors elected J. Holt Smith to serve as Chairman of the Board but has not yet appointed new directors to fill the vacancies created by these resignations.

Change in Officers

The Company’s Board of Directors accepted the resignation of Philip M. Cohen as the President and Chief Executive Officer of the Company. As stated therein, the resignation was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The Company’s Board of Directors appointed J. Holt Smith to serve as Interim Chief Executive Officer.

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

Overview

Medical Media Television, Inc. (“Medical Media” or the “Company”) is a Florida corporation organized on October 2, 1989. Medical Media is a development stage company focused on developing, establishing and marketing educational programming for distribution on a monthly basis to participating subscribers of its wholly owned subsidiary, African American Medical Network, Inc. African American Medical Network’s educational programming is provided to several hundred doctor’s offices serving the African American population and is targeted to the patients of the more than 15,000 doctors who serve the 35 million U.S. African Americans. Each month of programming contains approximately 28 educational segments with 24 commercial advertising and billboard spots available to purchase. African American Medical Network has also produced an instructional DVD entitled Your Better Health. The Company is exploring joint venture opportunities regarding the expansion of the African American Medical Network and the possibility of providing programming via broadband delivery.

In May 2007, the Company’s principal secured lender, Vicis Capital Master Fund (“Vicis”), indicated that it would continue to provide additional capital to the Company with the caveat that the funds be used to implement the business plan of KidCARE TV and continue the operations of PetCARE TV. Under this arrangement, Vicis loaned the Company an additional $600,000 and $325,000 during the second and third quarters respectively. The Company ultimately accepted $3,076,057 in the aggregate of secured loans from Vicis, the majority of which became due on August 11, 2007. The Company was unable to pay amounts when due to Vicis under the loans and as a result, on August 13, 2007, Vicis accepted two of the Company’s subsidiaries, PetCARE Television Network, Inc. (“PetCARE TV”) and KidCARE Medical Television Network, Inc. (“KidCARE TV”) in partial satisfaction of the debt owed to Vicis. In connection therewith, Medical Media transferred ownership of the common stock of PetCARE TV and KIDCARE TV that was held as collateral by Vicis. Vicis continues to hold a secured interest in the remaining assets of the Company. Further details are provided in Recent Events.

For the six months ended June 30, 2007 and through August 12, 2007, Medical Media produced monthly DVD magazines for distribution to the participating subscribers of its PetCARE TV and African American Medical Network. In the first quarter of 2007, PetCARE TV began offering its in-office educational programming through various subscription options including quarterly DVD magazine programming without advertising, monthly DVD programming without advertising, and daily broadband delivery of programming with advertising. A prepaid 3-year subscription to the quarterly DVD magazine includes a free 20” TV and DVD player. A prepaid 3-year subscription to the monthly DVD magazine includes a free table-stand 32” flat screen LCD TV and DVD player. A 3-year subscription for broadband delivered programming features a wall-mounted 32” flat screen LCD TV and PC media player. PetCARE TV’s monthly educational DVD programming is designed for the veterinary industry to focus on optimal healthcare for animal companions, is currently aired in veterinary hospitals and targeted to pet owners nationwide, and is viewed by approximately six million pet owners each month. KidCARE TV was designed to target parent consumers in pediatric waiting rooms nationwide.

More information on the Company and African American Medical Network can be found on their websites at www.medicalmediatelevision.com and www.africanamericanmedicalnetwork.com. These websites serve primarily as an informational tool for prospective subscribers and advertisers, who can log on to find out more about our business and the goods and services available. Prospective subscribers are allowed to view samples of current programming, review frequently asked questions, review the subscription process, and print out a subscription agreement.

We have expended approximately $8,368,751 through June 30, 2007 in developing our business plan. For the period from the implementation of our current business plan (June 2002) through June 30, 2007, we have generated revenue of $456,466 from advertising and $104,037 from sales of our educational DVDs, Your New Friend and Your Senior Pet, distributed by our PetCARE TV subsidiary. During the same period, we also generated revenue from subscription sales to veterinarian offices of $161,979 of which $66,034 is recorded as deferred revenue.

Development Stage Company; Going Concern Issue

We are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no current established source of revenue. We do not anticipate significant revenues from either advertising sales or subscription sales in the near future. The foregoing matters have raised substantial doubt about the ability of our Company to continue as a going concern.  Management believes that there will not be sufficient cash to continue the business for the next twelve months. See Liquidity and Capital Resources below.

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

Revenue Recognition

Currently, the Company generates revenue from subscribers to and advertisers on its African American Medical Network. For the six months ended June 30, 2007 and through August 12, 2007, the Company generated revenue from three primary sources, namely advertisers on its DVD magazines (the “Advertisers”), subscribers to its network (the “Subscribers”), and the sale of our educational take-home DVDs, Your New Friend, Your Senior Pet, Your Better Health, and Your New Baby. With regard to Advertisers, the Company recognizes revenue over the periods in which the advertisers’ commercials appear on its DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement entered into by the Subscribers. With regard to our take-home DVDs, revenue is recognized in the period the DVDs are shipped.

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

In 2006 and for the six months ended June 30, 2007, we marketed a line of stand-alone DVDs that are sold individually and independent of our subscriptions.

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

On April 26, 2007, Vicis paid the Company an aggregate of $54,861 and exercised all of its outstanding warrants at $0.01 per share, and the Company issued 5,486,100 shares of its restricted common stock to Vicis.

On April 27, 2007, the Company received written notice from Mr. Port that the February Port Note in the principal amount of $100,000 had matured, was past due, and was immediately due and payable. He also indicated to the Company that he did not wish to convert the February Port Note into shares of the Company’s common stock. The Company is unable to pay the February Port Note at this time.

On April 27, 2007, Mr. Port notified the Company that he did not intend to further extend the April Port Note in the principal amount of $125,000. Pursuant to the notice provisions of the April Port Note, the Maturity Date became May 30, 2007. The Company in unable to pay the April Port Note at this time.

On May 4, 2007 and May 17, 2007, the Company issued an aggregate of 90,000 and 50,000 shares respectively to the members of PetCARE TV’s Veterinary Advisory Board. Each member received 10,000 shares for their services to be rendered to PetCARE TV during the calendar year 2007. Also on May 4, 2007, the Company issued 100,000 shares of its restricted common stock to Tifanie Joudeh, Esq. for services rendered.

On May 16, 2007, the Company and all its subsidiaries entered into a Note Purchase Agreement pursuant to which it issued a 10% Secured Promissory Note in the principal amount of $200,000 (the “Note”) to Vicis pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The principal balance of the note is due in one lump sum payment on August 11, 2007 (the “Maturity Date”). Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) from May 1, 2007, and is payable on the Maturity Date. As security for the Company’s obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company’s subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV (collectively the “Subsidiaries”), pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007. Repayment of the note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. Vicis and the Company had a verbal agreement that the funds would be used to implement the business plan of KidCARE TV.

On June 15, 2007, the Company and all its Subsidiaries entered into a Securities Exchange Agreement pursuant to which it issued a 10% Secured Promissory Note in the principal amount of $200,000 (the “Note”) to Vicis pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The principal balance of the Note is due in one lump sum payment on the Maturity Date. Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) and is payable on the Maturity Date. As security for the Company’s obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company’s Subsidiaries, pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007. Repayment of the note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. Vicis and the Company had a verbal agreement that the funds would be used to implement the business plan of KidCARE TV.

On June 29, 2007, the Company and all its subsidiaries entered into a Note Purchase Agreement pursuant to which it issued a 10% Secured Promissory Note in the principal amount of $200,000 (the “Note”) to Vicis pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The principal balance of the Note is due in one lump sum payment on the Maturity Date. Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) and is payable on the Maturity Date. As security for the Company’s obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company’s Subsidiaries, pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007. Repayment of the note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. Vicis and the Company had a verbal agreement that the funds would be used to implement the business plan of KidCARE TV.

On August 2, 2007, the Company and all its subsidiaries entered into a Note Purchase Agreement pursuant to which it issued a 10% Secured Promissory Note in the principal amount of $325,000 (the “note”) to Vicis pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The principal balance of the Note is due in one lump sum payment on the Maturity Date. Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) and is payable on the Maturity Date. As security for the Company’s obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company’s Subsidiaries, pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007. Repayment of the note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. Vicis and the Company had a verbal agreement that the funds would be used to implement the business plan of KidCARE TV.

At August 11, 2007, the Company owed Vicis approximately $3,076,057 in the aggregate, which amount includes principal and interest owed to Vicis under secured loans made by Vicis to the Company (including the notes described above) (the "Vicis Loans") and liquidated damages owed by the Company to Vicis under related loan documents (collectively with the Vicis Loans, the "Obligations"). The Company’s performance of the Obligations are (i) secured by a pledge by the Company of all of the capital stock of the Company’s Subsidiaries, pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007; (ii) guaranteed by the Subsidiaries pursuant to Guaranty Agreements, each dated February 1, 2007; and (iii) secured by a blanket lien encumbering the assets of the Company and the Subsidiaries pursuant to Security Agreements, each dated February 1, 2007.

Payment of principal and interest under the Vicis Loans is past due. As of the date hereof, the Company has not made any payment of the Obligations, and the Company believes it will not be able to make payment of the Obligations in the future. As result, the Company and its Subsidiaries are in default under the Vicis Loans and related loan documents.

As a result of the default on the Vicis Loans, Vicis informed us that it intended to exercise its remedies under the Florida Uniform Commercial Code (the "UCC"), pursuant to which it may accept collateral in satisfaction of the Obligations secured by such collateral. More particularly, Vicis stated that it intended to accept the following collateral in partial satisfaction of Vicis Loans totaling an aggregate of $1,764,668 of the debt (with payment applied in full satisfaction of the Series B Convertible Debenture dated May 6, 2005 in the principal amount of $250,000 and the 10% Secured Convertible Promissory Note dated August 11, 2006 in the principal amount of $1,302,000): (i) all rights, title and interest of Medical Media in the 1,000 shares of common stock of KidCARE TV, (ii) all rights, title and interest of Medical Media in the 1,000 shares of common stock of PetCARE TV, (iii) all rights, title and interest of Medical Media in the mark “Medical Media Television, Inc., and the goodwill associated with such mark, and (iv) all books and records of PetCARE TV and KidCARE TV held by Medical Media (collectively, the "Collateral").

Given our unsuccessful attempts to obtain additional financing or agree to alternative arrangements with Vicis and other lenders, on August 13, 2007, we agreed and consented to Vicis's exercise of its remedies under the UCC and the foreclosure upon the Collateral. As part of the agreement and consent, the Company and its Subsidiaries acknowledged that the Company and its Subsidiaries are in default in payment of principal, interest, and liquidated damages under the Vicis Loans and related loan documents in the aggregate of $3,076,057, and that the debt is secured by a properly perfected first priority security interest in all of the assets of the Company and its Subsidiaries. Accordingly, the Company and Vicis sent joint instructions to the escrow agent, pursuant to which we instructed the escrow agent to transfer the stock certificates representing all outstanding shares of KidCARE TV and PetCARE TV being held in escrow to Vicis's designee. The Company also entered into a trademark assignment with Vicis, whereby the Company transferred all rights, title and interest in the mark “Medical Media Television, Inc., and the goodwill associated with such mark.

The Company remains liable for repayment of the remaining Obligations to Vicis, and Vicis continues to hold a secured interest in the remaining assets of the Company.

Results of Operations

The following discussion and analysis sets forth the major factors that affect the Company’s results of operations and financial condition reflected in the unaudited financial statements for the three and six-month period ended June 30, 2007. This discussion and analysis should be read in conjunction with the information contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, including the audited financial statements and footnotes included therein.

Results of Operations - Inception (October 2, 1989) to June 30, 2007

From inception to June 30, 2007, we had losses totaling $11,581,195. For this period, our general and administrative costs totaled $5,014,615 or 61% of total operating expenses and our sales and marketing costs totaled $2,961,506 or 36% of total operating expenses. The remainder of operating expense is represented by depreciation and amortization that totaled $282,869 or 3% of total operating expenses.

Results of Operations - Comparison of Six Months Ending June 30, 2007 and 2006

For the six-month period ending June 30, 2007, we had losses totaling $1,075,380 compared to losses of $1,478,160 for the same period in 2006. This is a favorable change of $402,780. During the six-month period ending June 30, 2007, our general and administration costs totaled $574,800 compared to $610,376 for the same period in 2006. This reduction of $35,576 is primarily a result of reduction in costs related to raising money in 2006. Our sales and marketing costs totaled $137,121 for the six months ending June 30, 2007 compared to $618,734 for the same period in 2006. This is a reduction of $481,613 resulting primarily from a reduction in employee related costs and consulting expense. Depreciation and amortization costs totaled $43,241 for the six months ended June 30, 2007 which includes amortization of certain intangible assets acquired in the acquisition of African American Medical Network.

Results of Operations - Comparison of Three Months Ending June 30, 2007 and 2006

For the three-month period ending June 30, 2007, we had losses totaling $658,610 compared to losses of $604,984 for the same period in 2006. This is an increase of $53,626. During the three-month period ending June 30, 2007, our general and administration costs totaled $391,752 compared to $230,001 for the same period in 2006, which is an increase of $161,751 primarily the result of increases in personnel costs and audit and consulting expense. Our sales and marketing costs totaled $82,236 for the three months ending June 30, 2007 compared to $256,165 for the same period in 2006. This is a reduction of $173,929 primarily from a reduction in employee related costs and consulting expense. Depreciation and amortization costs totaled $20,164 for the three months ended June 30, 2007 which includes amortization of certain intangible assets acquired in the acquisition of African American Medical Network.

Liquidity and Capital Resources

We have approximately $3,100 of cash on hand as of August 13, 2007.  We do not believe that our cash on hand and anticipated revenues will be sufficient to fund our operations through December 2007. The Company is exploring joint venture opportunities regarding the expansion of the African American Medical Network and is negotiating settlements with trade creditors and certain debt holders. Within the next sixty days, if we do not identify a joint venture partner, settle outstanding and delinquent trade payables and notes, and obtain working capital of $50,000, we may not be able to continue our operations. We do not anticipate significant revenues from advertising sales or subscription sales. At August 13, 2007, we have an aggregate of approximately $1,815,000 of debt obligations currently in default and an additional $124,000 (including accrued interest) which mature over the next six months. In the event we are unsuccessful in our efforts to secure additional capital, it would have a material adverse effect on the Company’s results of operations and financial condition.

The foregoing matters raise substantial doubt about the ability of our Company to continue as a going concern. Given the Company’s uncertain future financial condition, the Company entered into agreements with Vicis, its senior secured lender, to transfer certain of its assets in partial satisfaction of debt, which is described above. Additionally, the Company is engaged in negotiations with its unsecured convertible debt holders regarding settlement of these debts through the conversion of these debt instruments into shares of the Company’s common stock or a discounted payout.

From inception through June 30, 2007, we incurred interest expense of $1,703,954. This amount includes accrued interest totaling $427,433. It also includes (i) a $250,000 non-cash payment of interest related to the Vicis February Note (in May 2004, we issued 11,905 shares of our Common Stock at $21.00 per share and 23,810 Common Stock Purchase Warrants in lieu of $250,000 in interest due), (ii) a $307,044 payment of interest related to the Edge Notes (which was paid through the issuance of 307,044 shares of Series A Zero Coupon Preferred Stock), (iii) a $312,329 payment of interest related to the Vicis Debentures and Maltzer Note (which was paid through the issuance of 312,239 shares of Series B Zero Coupon Preferred Stock), and (iv) $32,238 in payment of interest related to certain notes which were paid through the issuance of 32,238 shares of Series C Zero Coupon Preferred Stock), and (v) an additional $374,910 in interest paid.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our then chief executive officer and our interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our management, including the then chief executive officer and the interim chief financial officer, concluded that as of the date of the evaluation our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 18, 2007, the Company issued 5,000,000 shares of its common stock, par value $.0005 per share (the “Common Stock), to Vicis pursuant to the terms of that certain Stock Purchase Agreement (the “Purchase Agreement”) of even date therewith. Pursuant to the Purchase Agreement, the Company sold the Common Stock to Vicis at $.01 per share, for a total purchase price of $50,000. The purchase price for the Common Stock was paid in cash. Pursuant to the Purchase Agreement, Vicis agreed to waive all anti-dilution privileges, preemptive rights, and price adjustment rights on all convertible securities held by Vicis, except for certain common stock purchase warrants held by Vicis. The issuance of the Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. The Common Stock was issued to one institutional investor.

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

On May 16, 2007, the Company and all its subsidiaries entered into a Note Purchase Agreement pursuant to which it issued a 10% Secured Promissory Note in the principal amount of $200,000 (the “Note”) to Vicis pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The principal balance of the note is due in one lump sum payment on August 11, 2007 (the “Maturity Date”). Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) from May 1, 2007, and is payable on the Maturity Date. As security for the Company’s obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company’s subsidiaries, PetCARE TV, African American Medical Network, and KidCARE TV (collectively the “Subsidiaries”), pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007. Repayment of the note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. Vicis and the Company had a verbal agreement that the funds would be used to implement the business plan of KidCARE TV.

On June 15, 2007, the Company and all its Subsidiaries entered into a Securities Exchange Agreement pursuant to which it issued a 10% Secured Promissory Note in the principal amount of $200,000 (the “Note”) to Vicis pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The principal balance of the Note is due in one lump sum payment on the Maturity Date. Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) and is payable on the Maturity Date. As security for the Company’s obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company’s Subsidiaries, pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007. Repayment of the note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. Vicis and the Company had a verbal agreement that the funds would be used to implement the business plan of KidCARE TV.

On June 29, 2007, the Company and all its subsidiaries entered into a Note Purchase Agreement pursuant to which it issued a 10% Secured Promissory Note in the principal amount of $200,000 (the “Note”) to Vicis pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The principal balance of the Note is due in one lump sum payment on the Maturity Date. Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) and is payable on the Maturity Date. As security for the Company’s obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company’s Subsidiaries, pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007. Repayment of the note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. Vicis and the Company had a verbal agreement that the funds would be used to implement the business plan of KidCARE TV.

On August 2, 2007, the Company and all its subsidiaries entered into a Note Purchase Agreement pursuant to which it issued a 10% Secured Promissory Note in the principal amount of $325,000 (the “note”) to Vicis pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933. The principal balance of the Note is due in one lump sum payment on the Maturity Date. Interest on such principal (or any balance thereof outstanding from time to time) accrues at an annual rate of interest of ten percent (10%) and is payable on the Maturity Date. As security for the Company’s obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of the Company’s Subsidiaries, pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007. Repayment of the note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. Vicis and the Company had a verbal agreement that the funds would be used to implement the business plan of KidCARE TV.

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the fiscal quarter ended June 30, 2007.

Item 3.	Defaults upon Senior Securities.

On November 16, 2005, the Company issued a Promissory Note for $200,000 to Carmen Bernstein (the “Bernstein Promissory Note”). The Bernstein Promissory Note accrues interest at an annual rate of ten percent (10%). The entire principal balance plus any accrued but unpaid interest was due on December 14, 2005. As of the date of this filing, the amounts due thereunder have not been repaid, although it has been extended indefinitely by mutual verbal agreement. As of August 13, 2007, the balance due is $145,000. The Company is unable to pay this Note at this time.

On November 16, 2005, the Company issued a Promissory Note for $100,000 to Laurence Wallace (the “Wallace Promissory Note”) at an annual interest rate of eight percent (8%). On October 12, 2006, the Company and Mr. Wallace entered into a letter of extension whereby the maturity date on the Wallace Promissory Note was extended to April 15, 2007 (the “Extension”). Terms of the Extension include a payment of $5,000 on each of October 1, October 15, November 15, and December 15, 2006, and January 15, February 15, and March 15, 2007, and a final payment on April 15, 2007 of $65,000 plus any accrued and unpaid interest. Terms of the Extension canceled all conversion rights previously granted under the Wallace Promissory Note and issued Wallace three-year Common Stock Purchase Warrants to purchase 100,000 shares of the Company’s Common Stock with a fixed exercise price of $0.17 per share. As of August 13, 2007, the balance due is $118,586 and the payments required to be made pursuant to the Extension have not been made. The Company is unable to pay this Note at this time.

On February 15, 2006, the Company issued a Convertible Promissory Note to Steven J. Port for $100,000 (the “February Port Note”). The February Port Note accrues interest at an annual rate of twenty percent (20%). The entire principal balance plus any accrued but unpaid interest was due on February 14, 2007. With the consent of both the Company and Port, the February Port Note could be extended for an additional 12 months with the terms of the interest payments remaining the same. The Port Note is not convertible until the Maturity Date. On the Maturity Date, Port has the option to convert the February Port Note into shares of the Company’s Common Stock at a price equal to forty cents ($0.40), or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166. On April 27, 2007, Mr. Port notified the Company that the February Port Note had matured and had not been paid, resulting in the Company being in default under the terms of the February Port Note. Mr. Port indicated that he did not wish to extend the February Port Note, did not wish to convert the February Port Note into shares, and demanded immediate payment. As of August 13, 2007, the balance due is $107,397. The Company is unable to pay the February Port Note at this time.

On March 31, 2006, the Company issued a Convertible Promissory Note to Elaine G. Edinburg for $10,000 (the “Edinburg Note”). The Edinburg Note accrues interest at an annual rate of twenty percent (20%). The entire principal balance plus any accrued but unpaid interest was due on March 30, 2007. On the Maturity Date, Edinburg has the option to convert the Edinburg Note into shares of the Company’s Common Stock at a conversion price equal to forty cents ($0.40) or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166. With the consent of both the Company and Edinburg, the Edinburg Note may be extended for an additional twelve (12) months with the terms of the interest payments remaining the same. The Company has been notified that Ms. Edinburg does not wish to extend the Edinburg Note. As of August 13, 2007, the balance due is $10,739. The Company is unable to pay the Edinburg Note at this time.

On April 1, 2006, the Company issued a Convertible Promissory Note to Steven J. Port for $125,000 (the “April Port Note”). The April Port Note accrues interest at the rate of twenty percent (20%) per annum with interest payable on the maturity date of the Note. The original maturity date of the April Port Note was April 30, 2006 and included provisions that the April Port Note would automatically extend to the end of each succeeding month until such time as Port provided a 15-day written notice to the Company that the April Port Note may no longer be automatically extended. The terms of interest will remain the same throughout the automatic extension periods. On the Maturity Date, Port had the option to convert the April Port Note into shares of the Company’s Common Stock at a price equal to an amount equal to forty cents ($0.40), or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166. On April 27, 2007, Mr. Port notified the Company that he did not intend to further extend the April Port Note. Pursuant to the notice provisions of the April Port Note, the Maturity Date is May 30, 2007. As of August 13, 2007, the balance due is $158,583. The Company is unable to pay the April Port Note at this time.

On February 1, 2007, the Company issued a 10% Secured Convertible Promissory Note in the principal amount of $250,000 to Vicis. The note accrues interest at the rate of ten percent (10%) and is payable on the Maturity Date. The entire principal balance plus any accrued but unpaid interest was due on August 11, 2007. At any time while the note remains outstanding, Vicis may convert the outstanding principal balance and any accrued but unpaid interest on the Note into shares of the Company’s Common Stock at a conversion price of $.166 per share (the “Conversion Shares”). As security for the Company’s obligations under the note purchase agreement and the note, the Company pledged all of the capital stock of the Company’s subsidiaries, pursuant to the terms of a Stock Pledge and Escrow Agreement, dated February 1, 2007. Repayment of the note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. As of August 13, 2007, the balance due is $263,150. The Company is unable to pay the Note at this time.

On May 16, 2007, the Company and all its subsidiaries issued a 10% Secured Promissory Note in the principal amount of $200,000 to Vicis. The note accrues interest at the rate of ten percent (10%) and is payable on the Maturity Date. The entire principal balance plus any accrued but unpaid interest was due on August 11, 2007. As security for the Company’s obligations under the note purchase agreement and the note, the Company pledged all of the capital stock of the Company’s Subsidiaries, pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007. Repayment of the note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. As of August 13, 2007, the balance due is $205,753. The Company is unable to pay the Note at this time.

On June 15, 2007, the Company and all its subsidiaries issued a 10% Secured Promissory Note in the principal amount of $200,000 to Vicis. The note accrues interest at the rate of ten percent (10%) and is payable on the Maturity Date. The entire principal balance plus any accrued but unpaid interest was due on August 11, 2007. As security for the Company’s obligations under the note purchase agreement and the note, the Company pledged all of the capital stock of the Company’s Subsidiaries,, pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007. Repayment of the note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. As of August 13, 2007, the balance due is $204,054. The Company is unable to pay the Note at this time.

On June 29, 2007, the Company and all its subsidiaries issued a 10% Secured Promissory Note in the principal amount of $200,000 to Vicis. The note accrues interest at the rate of ten percent (10%) and is payable on the Maturity Date. The entire principal balance plus any accrued but unpaid interest was due on August 11, 2007. As security for the Company’s obligations under the note purchase agreement and the note, the Company pledged all of the capital stock of the Company’s Subsidiaries,, pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007. Repayment of the note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. As of August 13, 2007, the balance due is $202,465. The Company is unable to pay the Note at this time.

On August 2, 2007, the Company and all its subsidiaries issued a 10% Secured Promissory Note in the principal amount of $325,000 to Vicis. The note accrues interest at the rate of ten percent (10%) and is payable on the Maturity Date. The entire principal balance plus any accrued but unpaid interest was due on August 11, 2007. As security for the Company’s obligations under the note purchase agreement and the note, the Company pledged all of the capital stock of the Company’s Subsidiaries,, pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007. Repayment of the note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. As of August 13, 2007, the balance due is $325,979. The Company is unable to pay the Note at this time.

At August 11, 2007, the Company owed Vicis approximately $3,076,057 in the aggregate, which amount includes principal and interest owed to Vicis under secured loans made by Vicis to the Company (including the notes described above) (the "Vicis Loans") and liquidated damages owed by the Company to Vicis under related loan documents (collectively with the Vicis Loans, the "Obligations"). The Company’s performance of the Obligations are (i) secured by a pledge by the Company of all of the capital stock of the Company’s Subsidiaries, pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007; (ii) guaranteed by the Subsidiaries pursuant to Guaranty Agreements, each dated February 1, 2007; and (iii) secured by a blanket lien encumbering the assets of the Company and the Subsidiaries pursuant to Security Agreements, each dated February 1, 2007.

Payment of principal and interest under the Vicis Loans is past due. As of the date hereof, the Company has not made any payment of the Obligations, and the Company believes it will not be able to make payment of the Obligations in the future. As result, the Company and its Subsidiaries are in default under the Vicis Loans and related loan documents.

As a result of the default on the Vicis Loans, Vicis informed us that it intended to exercise its remedies under the Florida Uniform Commercial Code (the "UCC"), pursuant to which it may accept collateral in satisfaction of the Obligations secured by such collateral. More particularly, Vicis stated that it intended to accept the following collateral in partial satisfaction of Vicis Loans totaling an aggregate of $1,764,668 of the debt (with payment applied in full satisfaction of the Series B Convertible Debenture dated May 6, 2005 in the principal amount of $250,000 and the 10% Secured Convertible Promissory Note dated August 11, 2006 in the principal amount of $1,302,000): (i) all rights, title and interest of Medical Media in the 1,000 shares of common stock of KidCARE TV, (ii) all rights, title and interest of Medical Media in the 1,000 shares of common stock of PetCARE TV, (iii) all rights, title and interest of Medical Media in the mark “Medical Media Television, Inc., and the goodwill associated with such mark, and (iv) all books and records of PetCARE TV and KidCARE TV held by Medical Media (collectively, the "Collateral").

Given our unsuccessful attempts to obtain additional financing or agree to alternative arrangements with Vicis and other lenders, on August 13, 2007, we agreed and consented to Vicis's exercise of its remedies under the UCC and the foreclosure upon the Collateral. As part of the agreement and consent, the Company and its Subsidiaries acknowledged that the Company and its Subsidiaries are in default in payment of principal, interest, and liquidated damages under the Vicis Loans and related loan documents in the aggregate of $3,076,057, and that the debt is secured by a properly perfected first priority security interest in all of the assets of the Company and its Subsidiaries. Accordingly, the Company and Vicis sent joint instructions to the escrow agent, pursuant to which we instructed the escrow agent to transfer the stock certificates representing all outstanding shares of KidCARE TV and PetCARE TV being held in escrow to Vicis's designee. The Company also entered into a trademark assignment with Vicis, whereby the Company transferred all rights, title and interest in the mark “Medical Media Television, Inc., and the goodwill associated with such mark.

The Company remains liable for repayment of the remaining Obligations to Vicis, and Vicis continues to hold a secured interest in the remaining assets of the Company.

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

Appointment of Going Forward Committee

On August 13, 2007, the Company’s Board of Directors approved a Going Forward Committee (the “Committee”) comprised of J. Holt Smith and Michael Marcovsky. The Committee was charged to negotiate payables, construct a plan with creditors, and explore opportunities for a possible merger. The Company’s Board of Directors authorized the Committee to negotiate in good faith on behalf of the Company and to report its finding to the Board for ratification. The Company approved an aggregate payment to the Committee of $200,000, to the extent that those funds were available after the payment of creditors.

Change in Board of Directors

The Company’s Board of Directors accepted the resignations of Philip M. Cohen (Chairman), Jeffrey I. Werber, and Charles V. Richardson effective as of August 13, 2007. As stated therein, the resignations were not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The Board of Directors elected J. Holt Smith to serve as Chairman of the Board but has not yet appointed new directors to fill the vacancies created by these resignations.

Change in Officers

The Company’s Board of Directors accepted the resignation of Philip M. Cohen as the President and Chief Executive Officer of the Company. As stated therein, the resignation was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The Company’s Board of Directors appointed J. Holt Smith to serve as Interim Chief Executive Officer.

(Remainder of page left intentionally blank.)

Item 6.  Exhibits.

Exh. No.	Date of Document	Description of Document
3.0	January 2, 1997	Amended and Restated Articles of Incorporation of Transition Lifestyle Consultants, Inc. (1)
3.1	June 12, 2002	Articles of Amendment to the Articles of Incorporation (name change to PetCARE Television Network, Inc.) (1)
3.2	August 2, 2002	Articles of Amendment to the Articles of Incorporation (Series A Convertible Preferred Stock). (1)
3.3	November 12, 2003	Articles of Amendment to the Articles of Incorporation (Series B Convertible Preferred Stock). (2)
3.4	March 30, 2004	Articles of Amendment to the Articles of Incorporation (amend Series A Convertible Preferred Stock). (2)
3.5	June 10, 2004	Articles of Amendment to the Articles of Incorporation (amend Series B Convertible Preferred Stock). (3)
3.6	March 25, 2005	Articles of Amendment to the Articles of Incorporation (increase in authorized stock). (4)
3.7	April 21, 2005	Articles of Amendment to the Articles of Incorporation (name change to Medical Media Television, Inc.). (4)
3.8	July 14, 2005	Articles of Amendment to the Articles of Incorporation (Series A Zero Coupon Preferred; Series B Zero Coupon Preferred). (5)
3.9	November 16, 2005	Articles of Merger. (6)
3.10	December 22, 2005	Articles of Amendment to the Articles of Incorporation (Series C Zero Coupon Preferred Stock). (7)
3.11	April 29, 2007	Articles of Amendment to the Articles of Incorporation (increase in authorized common shares) (8)
3.11	N/A	Bylaws of PetCARE Television Network, Inc. (1)
10.0	June 15, 2007
Securities Exchange Agreement between Medical Media Television, Inc., PetCARE Television Network, Inc., African American Medical Network, Inc., KidCARE Medical Television Network, Inc. and Vicis Capital Master Fund. (*)

10.1	June 15, 2007	10% Secured Promissory Note to Vicis Capital Master Fund for $200,000. (*)
10.2	June 29, 2007
Note Purchase Agreement between Medical Media Television, Inc., PetCARE Television Network, Inc., African American Medical Network, Inc., KidCARE Medical Television Network, Inc. and Vicis Capital Master Fund. (*)

10.3	June 29, 2007	10% Secured Promissory Note to Vicis Capital Master Fund for $200,000. (*)
10.4	August 2, 2007
Note Purchase Agreement between Medical Media Television, Inc., PetCARE Television Network, Inc., African American Medical Network, Inc., KidCARE Medical Television Network, Inc. and Vicis Capital Master Fund. (*)

10.5	August 2, 2007	10% Secured Promissory Note to Vicis Capital Master Fund for $325,000. (*)
10.6	August 13, 2007
Agreement, Acknowledgment and Consent between Medical Media Television, Inc., PetCARE Television Network, Inc., African American Medical Network, Inc., KidCARE Medical Television Network, Inc. and Vicis Capital Master Fund for the transfer of collateral in satisfaction of notes.(*)

10.7	August 13, 2007	Trademark Assignment and Agreement between Medical Media Television, Inc. and Vicis Capital Master Fund.(*)
10.8	August 13, 2007	Resignation of Jeffrey I. Werber.(*)
10.9	August 13, 2007	Resignation of Charles V. Richardson.(*)
10.10	August 13, 2007	Resignation of Philip M, Cohen.(*)
31.1	August 13, 2007	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). (*)
31.2	August 13, 2007	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (*)
32.1	August 13, 2007	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)
32.2	August 13, 2007	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

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

(8) Previously filed with Form 10-QSB for period ended March 31, 2007 filed on My 15, 2007.

(*) Filed herewith.

(Remainder of page left intentionally blank.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2007	MEDICAL MEDIA TELEVISION, INC.

	By:	/s/ J. Holt Smith
J. Holt Smith, Interim Chief Executive Officer

By:	/s/ Michael Marcovsky
Michael Marcovsky, Interim Chief Financial Officer