Form 10QSB/A
period 2007-06-30
Medical Media Television, Inc.
filed 2007-08-27
CIK 1235899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB-A

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

In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Please note that the Company did not obtain a review of the interim financial statements by an independent accountant using professional review standards and procedures, although such a review is required by Form 10-QSB.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB-A contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar words or expressions which, by their nature, refer to future events.

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
Securities Exchange Agreement between Medical Media Television, Inc., PetCARE Television Network, Inc., African American Medical Network, Inc., KidCARE Medical Television Network, Inc. and Vicis Capital Master Fund. (9)

10.1	June 15, 2007	10% Secured Promissory Note to Vicis Capital Master Fund for $200,000. (9)
10.2	June 29, 2007
Note Purchase Agreement between Medical Media Television, Inc., PetCARE Television Network, Inc., African American Medical Network, Inc., KidCARE Medical Television Network, Inc. and Vicis Capital Master Fund. (9)

10.3	June 29, 2007	10% Secured Promissory Note to Vicis Capital Master Fund for $200,000. (9)
10.4	August 2, 2007
Note Purchase Agreement between Medical Media Television, Inc., PetCARE Television Network, Inc., African American Medical Network, Inc., KidCARE Medical Television Network, Inc. and Vicis Capital Master Fund. (9)

10.5	August 2, 2007	10% Secured Promissory Note to Vicis Capital Master Fund for $325,000. (9)
10.6	August 13, 2007
Agreement, Acknowledgment and Consent between Medical Media Television, Inc., PetCARE Television Network, Inc., African American Medical Network, Inc., KidCARE Medical Television Network, Inc. and Vicis Capital Master Fund for the transfer of collateral in satisfaction of notes.(9)

10.7	August 13, 2007	Trademark Assignment and Agreement between Medical Media Television, Inc. and Vicis Capital Master Fund.(9)
10.8	August 13, 2007	Resignation of Jeffrey I. Werber.(9)
10.9	August 13, 2007	Resignation of Charles V. Richardson.(9)
10.10	August 13, 2007	Resignation of Philip M, Cohen.(9)
31.1	August 27, 2007	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). (*)
31.2	August 27, 2007	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (*)
32.1	August 27, 2007	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)
32.2	August 27, 2007	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

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

(9) Previously filed with Form 10-QSB for period ended June 30, 2007 filed on August 14, 2007.

(*) Filed herewith.

(Remainder of page left intentionally blank.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 27, 2007	MEDICAL MEDIA TELEVISION, INC.

	By:	/s/ J. Holt Smith
J. Holt Smith, Interim Chief Executive Officer

By:	/s/ Michael Marcovsky
Michael Marcovsky, Interim Chief Financial Officer