Form 10QSB
period 2007-09-30
Medical Media Television, Inc.
filed 2007-12-14
CIK 1235899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

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

The number of shares outstanding of the Registrant’s common stock as of December 13, 2007 was 56,847,389.

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

Unaudited Consolidated Balance Sheet as of September 30, 2007	3

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006, and from inception (October 2, 1989) through September 30, 2007	4

Unaudited Consolidated Statements of Changes in Stockholders’ Equity from inception (October 2, 1989) through September 30, 2007	5-6

Unaudited Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2007 and 2006, and from inception (October 2, 1989) through September 30, 2007	7

Notes to the Consolidated Financial Statements	8-16

MEDICAL MEDIA TELEVISION, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2007

ASSETS
Current assets:
Cash	$524
Accounts receivable	9,180

Total current assets	9,704

Intangible assets	161,458

Total assets	$171,162

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$235,944
Accrued expenses and other current liabilities	928,336
Notes payable	245,000
Notes payable to stockholders	608,999

Total current liabilities	2,018,279

Long-term liabilities:
Notes payable	450,000
Notes payable to stockholder	1,372,004

Total long-term liabilities	1,822,004

Total liabilities	3,840,283

Commitments and contingencies	—

Stockholders’ deficit:
Preferred stock - stated value $1.00; 25,000,000 shares authorized; 1,682,044 Series A Zero Coupon, shares issued and outstanding, 2,612,329 Series B Zero Coupon, shares issued and outstanding, and 32,238 Series C Zero Coupon, shares issued and outstanding	4,326,611
Common stock - par value $.0005; 250,000,000 shares authorized; 56,847,389 and 21,121,302 shares issued and outstanding at September 30, 2007 and December 31, 2006 respectively	28,424
Additional paid-in capital	1,560,434
Accumulated deficit during development stage	(9,584,590)

Total stockholders’ deficit	(3,669,121)

Total liabilities and stockholders’ deficit	$171,162

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

MEDICAL MEDIA TELEVISION, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

FROM INCEPTION (OCTOBER 2, 1989) to SEPTEMBER 30, 2007

	September 30, 2007		September 30, 2006		From Inception to September 30, 2007
	For the Three Months Then Ended	For the Nine Months Then Ended	For the Three Months Then Ended	For the Nine Months Then Ended
Revenues, net	$30,784	$128,814	$117,723	$301,896	$701,080

Cost of revenues	12,872	146,646	87,158	272,851	1,055,105

Gross profit	17,912	(17,832)	30,565	29,045	(354,025)

Operating expenses:
General and administration	104,770	680,070	319,171	929,547	5,119,885
Sales and marketing	43,692	180,813	235,490	854,224	3,005,198
Depreciation and amortization	19,915	61,083	21,404	64,645	302,784

Total operating expense	168,377	921,966	576,065	1,848,416	8,427,867

Operating loss	(150,465)	(939,798)	(545,500)	(1,819,371)	(8,781,892)

Other income and (expense)
Interest expense	(121,822)	(426,522)	(130,290)	(335,242)	(1,825,776)
Interest income	—	—	—	174	2,040
Other income	—	21,687	—	489	24,615
Disposal of fixed assets	—	(3,534)	(1,723)	(1,723)	(5,257)
Impairment of goodwill	—	—	—	—	(1,271,037)
Gain on sale of subsidiary	—	—	—	—	2,421

Total other income (expense)	(121,822)	(408,369)	(132,013)	(336,302)	(3,072,994)

Loss before extraordinary items	(272,287)	(1,348,167)	(677,513)	(2,155,673)	(11,854,886)

Gain on foreclosure	2,268,892	2,268,892	—	—	2,268,892
Gain on extinguishment of debt	—	—	—	—	1,404

Income (loss) before taxes	1,996,605	920,725	(677,513)	(2,155,673)	(9,584,590)

Provision for income taxes	—	—	—	—	—

Net income (loss)	$1,996,605	$920,725	$(677,513)	$(2,155,673)	$(9,584,590)

Net income (loss) per share, basic and diluted	$0.04	$0.02	$(0.03)	$(0.10)	$(2.61)

Weighted average shares, basic and diluted	56,797,389	44,912,920	21,120,940	21,071,266	3,674,965

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

MEDICAL MEDIA TELEVISION, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR PERIOD FROM INCEPTION (OCTOBER 2, 1989) THROUGH SEPTEMBER 30, 2007

							Accumulated Deficit during Development Stage
					Additional Paid-in Capital
	Preferred Stock		Common Stock			Subscription Receivable		Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Issuance of $0.01 par value common shares to an individual for a note	—	$—	1,000	$100	$1,900	$(2,000)	$—	$—	$—	$—
Payment of subscription receivable	—	—	—	—	—	1,885	—	—	—	1,885
Stock split 2,000:1 and change par	—	—	—	—	—	—	—	—	—	—
value from $0.01 to $0.0005	—	—	1,999,000	900	(900)	—	—	—	—	—

Balance, December 31, 1996	—	—	2,000,000	1,000	1,000	(115)	—	—	—	1,885

Repurchase of shares	—	—	—	—	—	—	—	(1,725,000)	(5,000)	(5,000)
Issuance of common stock	—	—	2,476,000	1,238	3,762	(5,000)	—	—	—	—

Balance, December 31, 1997	—	—	4,476,000	2,238	4,762	(5,115)	—	(1,725,000)	(5,000)	(3,115)

Net loss	—	—	—	—	—	—	(2,867)	—	—	(2,867)

Balance, December 31, 1998	—	—	4,476,000	2,238	4,762	(5,115)	(2,867)	(1,725,000)	(5,000)	(5,982)
	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 1999	—	—	4,476,000	2,238	4,762	(5,115)	(2,867)	(1,725,000)	(5,000)	(5,982)

Shares issued in connection with merger with Y2K Recording, Inc.	—	—	1,025,000	513	—	—	—	—	—	513
Net income	—	—	—	—	—	—	434	—	—	434

Balance, December 31, 2000	—	—	5,501,000	2,751	4,762	(5,115)	(2,433)	(1,725,000)	(5,000)	(5,035)

Shares issued in connection with merger with Savage Mojo, Inc.	—	—	8,000,000	4,000	—	—	—	—	—	4,000
Shares issued for services	—	—	10,000	5	995	—	—	—	—	1,000
Contributed capital	—	—	—	—	5,672	—	—	—	—	5,672
Net loss	—	—	—	—	—	—	(57,151)	—	—	(57,151)

Balance, December 31, 2001	—	—	13,511,000	6,756	11,429	(5,115)	(59,584)	(1,725,000)	(5,000)	(51,514)

Series A shares sold in private placement	47,750	95,500	—	—	—	—	—	—	—	95,500
Retire treasury stock	—	—	(1,725,000)	(863)	(4,137)	—	—	1,725,000	5,000	—
Shares issued as premium for notes	—	—	2,939,553	1,470	—	—	—	—	—	1,470
Shares issued for Cohen employment agreement	—	—	748,447	374	74,471	—	—	—	—	74,845
Cancellation of outstanding stock returned by M. Klimes	—	—	(4,000,000)	(2,000)	—	—	—	—	—	(2,000)
Shares issued for services	—	—	312,000	156	31,044	—	—	—	—	31,200
Payment of subscription receivable	—	—	—	—	—	5,000	—	—	—	5,000
Write off of subscription receivable	—	—	—	—	—	115	—	—	—	115
Net loss	—	—	—	—	—	—	(498,888)	—	—	(498,888)

Balance, December 31, 2002	47,750	95,500	11,786,000	5,893	112,807	—	(558,472)	—	—	(344,272)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

MEDICAL MEDIA TELEVISION, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR PERIOD FROM INCEPTION (OCTOBER 2, 1989) THROUGH SEPTEMBER 30, 2007

							Accumulated Deficit during Development Stage
					Additional Paid-in Capital
	Preferred Stock		Common Stock			Subscription Receivable		Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Shares issued for services	—	—	50,000	25	4,975	—	—	—	—	5,000
Series A shares sold in private placement	53,500	107,000	—	—	—	—	—	—	—	107,000
Series B shares sold in private placement	1,000	2,000	—	—	—	—	—	—	—	2,000
Net loss	—	—	—	—	—	—	(1,825,313)	—	—	(1,825,313)

Balance, December 31, 2003	102,250	204,500	11,836,000	5,918	117,782	—	(2,383,785)	—	—	(2,055,585)

Conversion of Series A to common	(101,250)	(202,500)	525,959	263	202,237	—	—	—	—	—
Cancellation and refund of Series B	(1,000)	(2,000)	—	—	—	—	—	—	—	(2,000)
Shares issued for services	—	—	372,583	186	101,828	—	—	—	—	102,014
Shares issued for debt	—	—	357,143	179	249,821	—	—	—	—	250,000
Net loss	—	—	—	—	—	—	(2,188,203)	—	—	(2,188,203)

Balance, December 31, 2004	—	—	13,091,685	6,546	671,668	—	(4,571,988)	—	—	(3,893,774)

Effects of 30: 1 reverse stock split	—	—	(12,654,986)	(6,327)	6,327	—	—	—	—	—
Issuance of dividend shares	—	—	872,779	436	(436)	—	—	—	—	—
Conversion of debt to preferred	4,303,000	4,303,000	—	—	—	—	—	—	—	4,303,000
Acquisition of African American
Medical Network, Inc.	—	—	19,415,626	9,708	420,879	—	—	—	—	430,587
Net loss	—	—	—	—	—	—	(1,965,302)	—	—	(1,965,302)

Balance, December 31, 2005	4,303,000	4,303,000	20,725,104	10,363	1,098,438	—	(6,537,290)	—	—	(1,125,489)

Shares issued for services	—	—	250,361	125	98,560	—	—	—	—	98,685
Warrants exercised	—	—	145,837	73	24,037	—	—	—	—	24,110
Conversion of debt to preferred	18,187	18,187	—	—	—	—	—	—	—	18,187
Net loss	—	—	—	—	—	—	(3,968,025)	—	—	(3,968,025)

Balance, December 31, 2006	4,321,187	4,321,187	21,121,302	10,561	1,221,035	—	(10,505,315)	—	—	(4,952,532)

Shares issued in private placement	—	—	30,000,000	15,000	285,000	—	—	—	—	300,000
Warrants exercised	—	—	5,486,087	2,743	52,119	—	—	—	—	54,862
Shares issued for services	—	—	240,000	120	2,280	—	—	—	—	2,400
Conversion of debt to preferred	5,424	5,424	—	—	—	—	—	—	—	5,424
Net loss	—	—	—	—	—	—	920,725	—	—	920,725

Balance, September 30, 2007	4,326,611	$4,326,611	56,847,389	$28,424	$1,560,434	$—	$(9,584,590)	$—	$—	$(3,669,121)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

MEDICAL MEDIA TELEVISION, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

FROM INCEPTION (OCTOBER 2, 1989) TO SEPTEMBER 30, 2007

			From Inception to September 30, 2007

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$920,725	$(2,155,673)	$(9,584,590)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	60,404	64,112	164,647
Impairment of goodwill	—	—	1,271,037
Cash from acquisition of African American Medical Network, Inc.	—	—	2,104
Gain on sale of subsidiary	—	—	(2,421)
Gain on extinguishment of debt	(2,268,892)	—	(2,270,296)
Common stock issued for services	2,400	98,478	207,131
Preferred stock issued for debt	5,424	—	32,238
Bad debt expense	—	—	115
Changes in assets and liabilities:
Accounts receivable	22,955	(60,285)	(9,180)
Prepaid expenses	37,307	(70,562)	3,361
Other receivables	—	150	65,671
Security deposits	4,100	—	(3,496)
Accounts payable	272,535	(203,938)	373,543
Accrued expenses and other current liabilities	172,436	315,027	1,704,087

Net cash flows used in operating activities	(770,606)	(2,012,691)	(8,046,049)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	—	(1,143)	(25,170)
Disposal of equipment	6,196	2,255	8,451

Net cash flows provided by (used in) investing activities	6,196	1,112	(16,719)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	300,000	—	314,185
Common stock issued for exercise of warrants	54,861	24,110	78,970
Preferred stock issued for cash	—	—	202,500
Proceeds from notes payable-net	—	—	685,000
Proceeds from notes payable from stockholders-net	408,351	1,949,313	6,782,637

Net cash flows provided by financing activities	763,212	1,973,423	8,063,292

Increase (decrease) in cash	(1,198)	(38,156)	524
Cash, beginning of period	1,722	75,248	—

Cash, end of period	$524	$37,092	$524

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$207,941	$169,780	$445,754

Acquisition of African American Medical Network, Inc.	$—	$—	$1,571,037

Common Stock issued for debt	$2,400	$—	$252,400

Preferred Stock issued for debt	$5,424	$12,642	$4,326,611

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

MEDICAL MEDIA TELEVISION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Medical Media Television, Inc. (“Medical Media” or the “Company”) is a Florida corporation organized on October 2, 1989. Medical Media is a development stage company focused on developing, establishing and marketing educational programming for distribution on a monthly basis to participating subscribers of its wholly owned subsidiary, African American Medical Network, Inc., a Florida corporation (“African American Medical Network”). African American Medical Network’s educational programming is provided to several hundred doctor’s offices serving the African American population and is targeted to the patients of the more than 15,000 doctors who serve the 35 million U.S. African Americans. Each month of programming contains approximately 28 educational segments with 24 commercial advertising and billboard spots available to purchase. African American Medical Network has also produced an instructional DVD entitled Your Better Health. The Company is exploring joint venture opportunities regarding the expansion of the African American Medical Network and the possibility of providing programming via broadband delivery.

Prior to January 1, 2007, and for the period from January 1 2007 through August 12, 2007, Medical Media produced monthly DVD magazines for distribution to the participating subscribers of its PetCARE TV and African American Medical Network. PetCARE TV’s monthly educational DVD programming was designed for the veterinary industry to focus on optimal healthcare for animal companions, was aired in veterinary hospitals and targeted to pet owners nationwide, and was viewed by approximately six million pet owners each month. KidCARE TV was designed to target parent consumers in pediatric waiting rooms nationwide.

Basis of Accounting

Medical Media maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for a better matching of revenues and expenses.

The accompanying unaudited consolidated financial statements include Medical Media Television, Inc. and African American Medical Network, Inc. PetCARE TV, KidCARE TV, and have been prepared in accordance with generally accepted accounting principles for interim financial information.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Reclassification

Certain balances for the three and nine-months ended September 30, 2006, and from inception through September 30, 2007, were reclassified to conform to the presentation of the three and nine-month periods ended September 30, 2007.

MEDICAL MEDIA TELEVISION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation

Currently, the Company combines its wholly owned subsidiaries African American Medical Network, into its consolidated financials, eliminating all inter-company transactions. Prior to August 13, 2007 the Company also combined PetCARE TV and KidCARE TV, its then wholly owed subsidiaries into its consolidated financials, eliminating all inter-company transactions.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, Medical Media considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

Fiscal Year

Medical Media elected December 31 as its fiscal year.

Revenue Recognition

Currently, the Company generates revenue from subscribers to and advertisers on its African American Medical Network. Prior to January 1, 2007 and for the period from January 1, 2007 through August 12, 2007, the Company generated revenue from three primary sources, namely advertisers on its DVD magazines (the “Advertisers”), subscribers to its network (the “Subscribers”), and the sale of our educational take-home DVDs, Your New Friend, Your Senior Pet, Your Better Health, and Your New Baby. With regard to Advertisers, the Company recognizes revenue over the periods in which the advertisers’ commercials appear on its DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement entered into by the Subscribers. With regard to our take-home DVDs, revenue is recognized in the period the DVDs are shipped. The accounting for these sales for the nine-month period ended September 30, 2007, and for the year-ended December 31, 2006, reflects the treatment of EITF 00-21, Revenue Recognition with Multiple Deliverables.

In 2006 and for the nine months ended September 30, 2007, we marketed a line of stand-alone DVDs that were sold individually and independent of our subscriptions.

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

MEDICAL MEDIA TELEVISION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets (continued)

The Company has two intangible assets related to the acquisition of African American Medical Network, namely the customer base and employment relationships which include covenants not to compete with the company. We amortized the customer base over three years beginning on January 1, 2006 and total amortization in 2006 and for the nine months ended September 30, 2007 was $66,667 and $50,000 respectively. We will amortize the remaining balance of $83,333 over the remainder of 2007 and 2008. We amortized the employment relationships over eight years beginning on January 1, 2006 and total amortization in 2006 and for the nine months ended September 30, 2007 was $12,500 and $9,375 respectively. We will amortize the remaining balance of $78,125 over the remainder of 2007 and 2008 through 2013.

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

Since its inception, Medical Media has an accumulated loss of $9,584,590 for income tax purposes, which can be used to offset future taxable income through 2026. The potential tax benefit of this loss is as follows:

Future tax benefit	$3,594,221
Valuation allowance	(3,594,221)

Future tax benefit	$—

MEDICAL MEDIA TELEVISION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

As of September 30, 2007, the Company recorded a valuation allowance of $3,594,221 on the deferred tax assets to reduce it to zero. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. Due to uncertainty regarding future income to offset the loss carry forward, management has made an allowance for the entire deferred tax asset.

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

Going Concern

We currently are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no established source of revenue. The foregoing matters raise substantial doubt about the ability of our Company to continue as a going concern. As such, we are actively seeking external sources to satisfy our short-term and long-term capital requirements. We are seeking to raise this additional capital through a public or private sale of debt or equity securities, debt financing, or short-term loans. We currently do not have any financing commitments (binding or non-binding) and we cannot give any assurance that we will be able to secure the additional cash or working capital we require to continue our operations. The Company is exploring joint venture opportunities regarding the expansion of the African American Medical Network and is negotiating settlements with trade creditors and certain debt holders. Within the next sixty days, if we do not identify a joint venture partner, settle outstanding and delinquent trade payables and notes, and obtain working capital of at least $50,000, we may not be able to continue our operations. We do not anticipate significant revenues from advertising sales or subscription sales. At December 13, 2007, we have an aggregate of approximately $900,000 of debt obligations currently in default. In the event we are unsuccessful in our efforts to secure additional capital, it would have a material adverse effect on the Company’s results of operations and financial condition.

MEDICAL MEDIA TELEVISION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE B – FORECLOSURE ON CERTAIN DEBT

In May 2007, the Company’s principal secured lender, Vicis Capital Master Fund (“Vicis”), indicated that it would continue to provide additional capital to the Company with the caveat that the funds be used to implement the business plan of two of the Company’s then-subsidiaries, PetCARE Television Network, Inc. (“PetCARE TV”) and KidCARE Medical Television Network, Inc. (“KidCARE TV”). Under this arrangement, Vicis loaned the Company an additional $600,000 and $325,000 during the second and third quarters respectively. The Company ultimately accepted $3,076,057 in the aggregate of secured loans from Vicis, the majority of which became due on August 11, 2007. The Company was unable to pay amounts when due to Vicis under the loans and as a result, on August 13, 2007, Vicis accepted two of the Company’s subsidiaries, PetCARE TV and KidCARE TV in partial satisfaction of the debt owed to Vicis. In connection therewith, Medical Media transferred ownership of the common stock of PetCARE TV and KIDCARE TV that was held as collateral by Vicis. Vicis continues to hold a secured interest in the remaining assets of the Company.

At August 11, 2007, the Company owed Vicis approximately $3,076,057 in the aggregate, which amount includes principal and interest owed to Vicis under secured loans made by Vicis to the Company (including the notes described above) (the “Vicis Loans”) and liquidated damages owed by the Company to Vicis under related loan documents (collectively with the Vicis Loans, the “Obligations”). The Company’s performance of the Obligations are (i) secured by a pledge by the Company of all of the capital stock of the Company’s Subsidiaries, pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007; (ii) guaranteed by the Subsidiaries pursuant to Guaranty Agreements, each dated February 1, 2007; and (iii) secured by a blanket lien encumbering the assets of the Company and the Subsidiaries pursuant to Security Agreements, each dated February 1, 2007.

Payment of principal and interest under the Vicis Loans is past due. As of the date hereof, the Company has not made any payment of the Obligations, and the Company believes it will not be able to make payment of the Obligations in the future. As result, the Company and its Subsidiaries are in default under the Vicis Loans and related loan documents.

As a result of the default on the Vicis Loans, Vicis informed us that it intended to exercise its remedies under the Florida Uniform Commercial Code (the “UCC”), pursuant to which it may accept collateral in satisfaction of the Obligations secured by such collateral. More particularly, Vicis stated that it intended to accept the following collateral in partial satisfaction of Vicis Loans totaling an aggregate of $1,764,668 of the debt (with payment applied in full satisfaction of the Series B Convertible Debenture dated May 6, 2005 in the principal amount of $250,000 and the 10% Secured Convertible Promissory Note dated August 11, 2006 in the principal amount of $1,302,000): (i) all rights, title and interest of Medical Media in the 1,000 shares of common stock of KidCARE TV, (ii) all rights, title and interest of Medical Media in the 1,000 shares of common stock of PetCARE TV, (iii) all rights, title and interest of Medical Media in the mark “Medical Media Television, Inc., and the goodwill associated with such mark, and (iv) all books and records of PetCARE TV and KidCARE TV held by Medical Media (collectively, the “Collateral”).

Given our unsuccessful attempts to obtain additional financing or agree to alternative arrangements with Vicis and other lenders, on August 13, 2007, we agreed and consented to Vicis’s exercise of its remedies under the UCC and the foreclosure upon the Collateral. As part of the agreement and consent, the Company and its Subsidiaries acknowledged that the Company and its Subsidiaries are in default in payment of principal, interest, and liquidated damages under the Vicis Loans and related loan documents

MEDICAL MEDIA TELEVISION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE B – FORECLOSURE ON CERTAIN DEBT (Continued)

in the aggregate of $3,076,057, and that the debt is secured by a properly perfected first priority security interest in all of the assets of the Company and its Subsidiaries. Accordingly, the Company and Vicis sent joint instructions to the escrow agent, pursuant to which we instructed the escrow agent to transfer the stock certificates representing all outstanding shares of KidCARE TV and PetCARE TV being held in escrow to Vicis’s designee. The Company also entered into a trademark assignment with Vicis, whereby the Company transferred all rights, title and interest in the mark “Medical Media Television, Inc., and the goodwill associated with such mark.

The Company remains liable for repayment of the remaining Obligations to Vicis, and Vicis continues to hold a secured interest in the remaining assets of the Company.

NOTE C – COMMON AND PREFERRED STOCK

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

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE C – COMMON AND PREFERRED STOCK (Continued)

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

Preferred stock

The Company has 25,000,000 shares of preferred stock authorized which can be designated in series as desired by the Company’s Board of Directors. To date, the Board has approved Series A Zero Coupon Preferred Stock with 1,682,044 shares designated and issued and outstanding, Series B Zero Coupon Preferred Stock with 2,612,329 shares designated and issued and outstanding, and Series C Zero Coupon Preferred Stock with 400,000 shares designated and 32,238 shares issued and outstanding. All designated shares of each of these Series were included in a registration statement on Form SB-2 filed with the SEC that was declared effective on March 1, 2006.

To date the Company issued 23,612 shares of its Series C Zero Coupon Preferred Stock in lieu of interest totaling $23,612.

Stock Options

2002 Incentive Stock Option Plan

We have a 2002 equity incentive plan available to key employees and consultants of the Company. We granted options for all 66,667 shares of Common Stock available under the plan. As the Company issued grants for the maximum number of shares allowed under this plan, the 2002 Equity Incentive Plan was closed.

2006 Equity Incentive Plan

We have a 2006 Equity Incentive Plan that allows the Company to issue options for up to 2,000,000 shares to eligible key employees and consultants. Under the plan, the exercise price of each incentive option is equal to the greater of the fair market value of our Common Stock on the date of the grant or the aggregate par value of the stock on the date of grant. In the case of any 10% stockholder, the incentive option price will not be less than 110% of the fair market value on the date of grant. Options are fully vested upon

MEDICAL MEDIA TELEVISION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE C – COMMON AND PREFERRED STOCK (Continued)

2006 Equity Incentive Plan (continued)

issuance and expire ten years from the date of grant, except for those granted to a 10% stockholder, which expire five years from the date of grant. The Compensation Committee of the Board of Directors shall determine the price at which shares of stock may be purchased under a nonqualified option. To date, we have granted 654,636 options under this plan with an exercise price of $0.17 per share. There is a small and very limited market for the Company’s Common Stock and no market for our Non-Qualified Stock Options, therefore there are no readily available market quotations. Factors in the determination that there would be expected cash return for the Non-Qualified Stock Options included the Company’s historic lack of revenues, the Company’s large debt to equity ratio, and lack of any trading volume in the Common Stock. Accordingly, no compensation expense was booked for these options.

NOTE D – RELATED PARTY TRANSACTIONS

On April 27, 2007, the Company received written notice from Mr. Port that the February Port Note in the principal amount of $100,000 had matured, was past due, and was immediately due and payable. He also indicated to the Company that he did not wish to convert the February Port Note to shares of the Company’s common stock. As of September 30, 2007, pursuant to the provisions of the February Port Note, the Company paid $21,617 of interest through the issuance of 21,616 shares of Series C Zero Coupon Preferred Stock. As of December 13, 2007, the balance due under the February Port Note is $110,027. The Company is unable to pay the February Port Note at this time.

On April 27, 2007, Mr. Port notified the Company that he did not intend to further extend the April Port Note in the principal amount of $125,000. Pursuant to the notice provisions of the April Port Note, the Maturity Date became May 30, 2007. As of December 13, 2007, the balance due under the April Port Note is $161,871. The Company is unable to pay the April Port Note at this time.

As of September 30, 2007 and through December 15, 2007, the Company owed an aggregate of (i) $70,074 in past-due interest on its $412,000 Series AA Convertible Debenture to Vicis dated November 16, 2004, (ii) $1,775 in past-due interest on its $50,000 Secured Promissory Note to Vicis dated June 1, 2006, and (iii) $1,060 in past-due interest on its $50,000 Secured Promissory Note to Vicis dated June 30, 2006. The Company is unable to pay these interest amounts at this time.

As of September 30, 2007, pursuant to the provisions of the Convertible Promissory Notes to William H. Quiros in November 2005 and March 2006, the amount of interest due under the November Quiros Note that was credited to the March Quiros Note through September 30, 2007 was $322,630.

Through September 30, 2007, pursuant to the provisions of the $450,000 Convertible Promissory Note to William H. Quiros, Mr. Quiros had loaned the Company $372,003 under the March Quiros Note including interest of $322,630 from the November Quiros Note and interest of $49,373 from the March Quiros Note. Accordingly, the Company issued Mr. Quiros 475,985 in Common Stock Purchase Warrants through September 30, 2007.

MEDICAL MEDIA TELEVISION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE D – RELATED PARTY TRANSACTIONS (Continued)

As of September 30, 2007, pursuant to the provisions of the $10,000 Convertible Promissory Note to Elaine G. Edinburg, the Company paid $1,995 of interest through the issuance of 1,995 shares of Series C Zero Coupon Preferred Stock. The Edinburg Note was due on March 31, 2007. As of December 13, 2007, the balance due under the Edinburg Note is $11,003. The Company is unable to pay the Edinburg Note as this time.

NOTE E – CONVERTIBLE PROMISSORY NOTES

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

Prior to January 1, 2007 and for the period from January 1 2007 through August 12, 2007, Medical Media produced monthly DVD magazines for distribution to the participating subscribers of its PetCARE TV and African American Medical Network. PetCARE TV’s monthly educational DVD programming was designed for the veterinary industry to focus on optimal healthcare for animal companions, was aired in veterinary hospitals and targeted to pet owners nationwide, and was viewed by approximately six million pet owners each month. KidCARE TV was designed to target parent consumers in pediatric waiting rooms nationwide.

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

We have expended approximately $8,000,000 through September 30, 2007 in developing our business plan. For the period from the implementation of our current business plan (June 2002) through September 30, 2007, we have generated revenue of $465,646 from advertising and $124,027 from sales of our educational DVDs, Your New Friend and Your Senior Pet, distributed by our PetCARE TV subsidiary. During the same period, we also generated revenue from subscription sales to veterinarian offices of $111,408.

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

Revenue Recognition

Currently, the Company generates revenue from subscribers to and advertisers on its African American Medical Network. Prior to January 1, 2007 and for the period from January 1, 2007 through August 12, 2007, the Company generated revenue from three primary sources, namely advertisers on its DVD magazines (the “Advertisers”), subscribers to its network (the “Subscribers”), and the sale of our educational take-home DVDs, Your New Friend, Your Senior Pet, Your Better Health, and Your New Baby. With regard to Advertisers, the Company recognizes revenue over the periods in which the advertisers’ commercials appear on its DVD magazine. With regard to Subscribers, revenue is recognized proportionately over the length of the subscription agreement entered into by the Subscribers. With regard to our take-home DVDs, revenue is recognized in the period the DVDs are shipped.

In 2006 and for the nine months ended September 30, 2007, we marketed a line of stand-alone DVDs that were sold individually and independent of our subscriptions.

Recent Events

At August 11, 2007, the Company owed Vicis approximately $3,076,057 in the aggregate, which amount includes principal and interest owed to Vicis under secured loans made by Vicis to the Company (including the notes described above) (the “Vicis Loans”) and liquidated damages owed by the Company to Vicis under related loan documents (collectively with the Vicis Loans, the “Obligations”). The Company’s performance of the Obligations are (i) secured by a pledge by the Company of all of the capital stock of the Company’s Subsidiaries, pursuant to the terms of a Stock Pledge and Escrow Agreement dated February 1, 2007; (ii) guaranteed by the Subsidiaries pursuant to Guaranty Agreements, each dated February 1, 2007; and (iii) secured by a blanket lien encumbering the assets of the Company and the Subsidiaries pursuant to Security Agreements, each dated February 1, 2007.

Payment of principal and interest under the Vicis Loans became past due, and as a result of the default, Vicis informed us that it intended to exercise its remedies under the Florida Uniform Commercial Code (the “UCC”), pursuant to which it may accept collateral in satisfaction of the Obligations secured by such collateral. More particularly, Vicis stated that it intended to accept the following collateral in partial satisfaction of Vicis Loans totaling an aggregate of $1,764,668 of the debt (with payment applied in full satisfaction of the Series B Convertible Debenture dated May 6, 2005 in the principal amount of $250,000 and the 10% Secured Convertible Promissory Note dated August 11, 2006 in the principal amount of $1,302,000): (i) all rights, title and interest of Medical Media in the 1,000 shares of common stock of KidCARE TV, (ii) all rights, title and interest of Medical Media in the 1,000 shares of common stock of PetCARE TV, (iii) all rights, title and interest of Medical Media in the mark “Medical Media Television, Inc., and the goodwill associated with such mark, and (iv) all books and records of PetCARE TV and KidCARE TV held by Medical Media (collectively, the “Collateral”).

Given our unsuccessful attempts to obtain additional financing or agree to alternative arrangements with Vicis and other lenders, on August 13, 2007, we agreed and consented to Vicis’ exercise of its remedies under the UCC and the foreclosure upon the Collateral. As part of the agreement and consent, the Company and its Subsidiaries acknowledged that the Company and its Subsidiaries are in default in payment of principal, interest, and liquidated damages under the Vicis Loans and related loan documents in the aggregate of $3,076,057, and that the debt is secured by a properly perfected first priority security interest in all of the assets of the Company and its Subsidiaries. Accordingly, the Company and Vicis sent joint instructions to the escrow agent, pursuant to which we instructed the escrow agent to transfer the stock certificates representing all outstanding shares of KidCARE TV and PetCARE TV being held in escrow to Vicis’ designee. The Company also entered into a trademark assignment with Vicis, whereby the Company transferred all rights, title and interest in the mark “Medical Media Television, Inc., and the goodwill associated with such mark.

The Company remains liable for repayment of the remaining Obligations to Vicis, and Vicis continues to hold a secured interest in the remaining assets of the Company.

Results of Operations

The following discussion and analysis sets forth the major factors that affect the Company’s results of operations and financial condition reflected in the unaudited financial statements for the three and nine-month period ended September 30, 2007. This discussion and analysis should be read in conjunction with the information contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, including the audited financial statements and footnotes included therein.

Results of Operations – Inception (October 2, 1989) to September 30, 2007

From inception to September 30, 2007, we had losses totaling $9,584,590. For this period, our general and administrative costs totaled $5,119,885 or 61% of total operating expenses and our sales and marketing costs totaled $3,005,198 or 36% of total operating expenses. The remainder of operating expense is represented by depreciation and amortization that totaled $302,784 or 3% of total operating expenses.

Results of Operations – Comparison of Nine Months Ending September 30, 2007 and 2006

For the nine-month period ending September 30, 2007, we had income totaling $920,725 compared to losses of $2,155,673 for the same period in 2006. This is a favorable change of $3,076,398. This favorable change is primarily a result of the foreclosure dated August 11, 2007 (as described in detail in Recent Events above). During the nine-month period ending September 30, 2007, our general and administration costs totaled $680,070 compared to $929,547 for the same period in 2006. This reduction of $249,477 is a result of reduction in costs related to raising money in 2006 as well as the affects of the August 11, 2007 foreclosure. Our sales and marketing costs totaled $180,813 for the nine months ending September 30, 2007 compared to $854,224 for the same period in 2006. This is a reduction of $673,411 resulting primarily from a reduction in employee related costs and consulting expense as well as the affects of the August 11, 2007 foreclosure. Depreciation and amortization costs totaled $61,083 for the nine months ended September 30, 2007 which includes amortization of certain intangible assets acquired in the acquisition of African American Medical Network.

Results of Operations – Comparison of Three Months Ending September 30, 2007 and 2006

For the three-month period ending September 30, 2007, we had income totaling $1,996,605 compared to losses of $677,513 for the same period in 2006. This is an increase of $2,674,118. This favorable change is primarily a result of the foreclosure dated August 11, 2007 (as described in detail in Recent Events above). During the three-month period ending September 30, 2007, our general and administration costs totaled $104,770 compared to $319,171 for the same period in 2006, which is a decrease of $214,401 primarily the result of decreases in personnel costs and audit and consulting expense as well as the affects of the August 11, 2007 foreclosure. Our sales and marketing costs totaled $43,692 for the three months ending September 30, 2007 compared to $235,490 for the same period in 2006. This is a reduction of $191,798 primarily from a reduction in employee related costs and consulting expense as well as the affects of the August 11, 2007 foreclosure. Depreciation and amortization costs totaled $19,915 for the three months ended September 30, 2007 which includes amortization of certain intangible assets acquired in the acquisition of African American Medical Network.

Liquidity and Capital Resources

We have approximately $1,200 of cash on hand as of December 13, 2007. We do not believe that our cash on hand and anticipated revenues will be sufficient to fund our operations through December 2007. The Company is exploring joint venture opportunities regarding the expansion of the African American Medical Network and is negotiating settlements with trade creditors and certain debt holders. Within the next thirty days, if we do not identify a joint venture partner, settle outstanding and delinquent trade payables and notes, and obtain working capital of at least $50,000, we may not be able to continue our operations. We do not anticipate significant revenues from advertising sales or subscription sales. At December 13, 2007, we have an aggregate of approximately $900,000 of debt obligations currently in default. In the event we are unsuccessful in our efforts to secure additional capital, it would have a material adverse effect on the Company’s results of operations and financial condition.

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

From inception through September 30, 2007, we incurred interest expense of $1,825,776. This amount includes accrued interest totaling $478,410. It also includes (i) a $250,000 non-cash payment of interest related to the Vicis February Note (in May 2004, we issued 11,905 shares of our Common Stock at $21.00 per share and 23,810 Common Stock Purchase Warrants in lieu of $250,000 in interest due), (ii) a $307,044 payment of interest related to the Edge Notes (which was paid through the issuance of 307,044 shares of Series A Zero Coupon Preferred Stock), (iii) a $312,329 payment of interest related to the Vicis Debentures and Maltzer Note (which was paid through the issuance of 312,239 shares of Series B Zero Coupon Preferred Stock), and (iv) $32,238 in payment of interest related to certain notes which were paid through the issuance of 32,238 shares of Series C Zero Coupon Preferred Stock), and (v) an additional $445,754 in interest paid.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

Disclosure Controls and Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management did not use a framework to conduct the required evaluation of the effectiveness of our internal control over financial reporting since, in the view of management, comparison with a framework was unwarranted because the size of the Company’s current operations are such that management is aware of all current transactions. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the President (Principal Executive Officer) and Treasurer (Principal Accounting and Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarterly period ending September 30, 2007 covered by this Quarterly Report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion does not relate to reporting periods after September 30, 2007.

Inherent Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

The Company’s management, including the President (Principal Executive Officer) and Treasurer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sale any unregistered equity securities during the fiscal quarter ended September 30, 2007.

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the fiscal quarter ended September 30, 2007.

Item 3. Defaults upon Senior Securities.

On November 16, 2005, the Company issued a Promissory Note for $200,000 to Carmen Bernstein (the “Bernstein Promissory Note”). The Bernstein Promissory Note accrues interest at an annual rate of ten percent (10%). The entire principal balance plus any accrued but unpaid interest was due on December 14, 2005. As of the date of this filing, the amounts due thereunder have not been repaid, although it has been extended indefinitely by mutual verbal agreement. As of December 13, 2007, the balance due is $145,000. The Company is unable to pay this Note at this time.

On November 16, 2005, the Company issued a Promissory Note for $100,000 to Laurence Wallace (the “Wallace Promissory Note”) at an annual interest rate of eight percent (8%). On October 12, 2006, the Company and Mr. Wallace entered into a letter of extension whereby the maturity date on the Wallace Promissory Note was extended to April 15, 2007 (the “Extension”). Terms of the Extension include a payment of $5,000 on each of October 1, October 15, November 15, and December 15, 2006, and January 15, February 15, and March 15, 2007, and a final payment on April 15, 2007 of $65,000 plus any accrued and unpaid interest. Terms of the Extension canceled all conversion rights previously granted under the Wallace Promissory Note and issued Wallace three-year Common Stock Purchase Warrants to purchase 100,000 shares of the Company’s Common Stock with a fixed exercise price of $0.17 per share. As of December 13, 2007, the balance due is $119,638 and the payments required to be made pursuant to the Extension have not been made. The Company is unable to pay this Note at this time.

On February 15, 2006, the Company issued a Convertible Promissory Note to Steven J. Port for $100,000 (the “February Port Note”). The February Port Note accrues interest at an annual rate of twenty percent (20%). The entire principal balance plus any accrued but unpaid interest was due on February 14, 2007. With the consent of both the Company and Port, the February Port Note could be extended for an additional 12 months with the terms of the interest payments remaining the same. The Port Note is not convertible until the Maturity Date. On the Maturity Date, Port has the option to convert the February Port Note into shares of the Company’s Common Stock at a price equal to forty cents ($0.40), or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166. On April 27, 2007, Mr. Port notified the Company that the February Port Note had matured and had not been paid, resulting in the Company being in default under the terms of the February Port Note. Mr. Port indicated that he did not wish to extend the February

Port Note, did not wish to convert the February Port Note into shares, and demanded immediate payment. As of December 13, 2007, the balance due is $110,027. The Company is unable to pay the February Port Note at this time.

On March 31, 2006, the Company issued a Convertible Promissory Note to Elaine G. Edinburg for $10,000 (the “Edinburg Note”). The Edinburg Note accrues interest at an annual rate of twenty percent (20%). The entire principal balance plus any accrued but unpaid interest was due on March 30, 2007. On the Maturity Date, Edinburg has the option to convert the Edinburg Note into shares of the Company’s Common Stock at a conversion price equal to forty cents ($0.40) or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166. With the consent of both the Company and Edinburg, the Edinburg Note may be extended for an additional twelve (12) months with the terms of the interest payments remaining the same. The Company has been notified that Ms. Edinburg does not wish to extend the Edinburg Note. As of December 13, the balance due is $11,003. The Company is unable to pay the Edinburg Note at this time.

On April 1, 2006, the Company issued a Convertible Promissory Note to Steven J. Port for $125,000 (the “April Port Note”). The April Port Note accrues interest at the rate of twenty percent (20%) per annum with interest payable on the maturity date of the Note. The original maturity date of the April Port Note was April 30, 2006 and included provisions that the April Port Note would automatically extend to the end of each succeeding month until such time as Port provided a 15-day written notice to the Company that the April Port Note may no longer be automatically extended. The terms of interest will remain the same throughout the automatic extension periods. On the Maturity Date, Port had the option to convert the April Port Note into shares of the Company’s Common Stock at a price equal to an amount equal to forty cents ($0.40), or an amount equal to a twenty percent (20%) discount to the then-current market price based on the average closing price for the twenty (20) days immediately preceding the conversion, with the exception that the Conversion Price shall not be lower than $0.166. On April 27, 2007, Mr. Port notified the Company that he did not intend to further extend the April Port Note. Pursuant to the notice provisions of the April Port Note, the Maturity Date is May 30, 2007. As of December 13, 2007, the balance due is $161,871. The Company is unable to pay the April Port Note at this time.

On February 1, 2007, the Company issued a 10% Secured Convertible Promissory Note in the principal amount of $250,000 to Vicis. The note accrues interest at the rate of ten percent (10%) and is payable on the Maturity Date. The entire principal balance plus any accrued but unpaid interest was due on August 11, 2007. At any time while the note remains outstanding, Vicis may convert the outstanding principal balance and any accrued but unpaid interest on the Note into shares of the Company’s Common Stock at a conversion price of $.166 per share (the “Conversion Shares”). As security for the Company’s obligations under the note purchase agreement and the note, the Company pledged all of the capital stock of the Company’s subsidiaries, pursuant to the terms of a Stock Pledge and Escrow Agreement, dated February 1, 2007. Repayment of the note is guaranteed by the Subsidiaries and is also secured by a blanket lien encumbering the assets of the Company and the Subsidiaries. As of December 13, 2007, the balance due is $265,856. The Company is unable to pay the Note at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

None

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

Change in Officers

The Company’s Board of Directors accepted the resignation of Philip M. Cohen as the President and Chief Executive Officer of the Company as of August 13, 2007. As stated therein, the resignation was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The Company’s Board of Directors appointed J. Holt Smith to serve as Interim Chief Executive Officer.

(Remainder of page left intentionally blank.)

Item 6. Exhibits.

Exh. No.	Date of Document	Description of Document
3.0	January 2, 1997	Amended and Restated Articles of Incorporation of Transition Lifestyle Consultants, Inc. (1)

3.1	June 12, 2002	Articles of Amendment to the Articles of Incorporation (name change to PetCARE Television Network, Inc.) (1)

3.2	August 2, 2002	Articles of Amendment to the Articles of Incorporation (Series A Convertible Preferred Stock). (1)

3.3	November 12, 2003	Articles of Amendment to the Articles of Incorporation (Series B Convertible Preferred Stock). (2)

3.4	March 30, 2004	Articles of Amendment to the Articles of Incorporation (amend Series A Convertible Preferred Stock). (2)

3.5	June 10, 2004	Articles of Amendment to the Articles of Incorporation (amend Series B Convertible Preferred Stock). (3)

3.6	March 25, 2005	Articles of Amendment to the Articles of Incorporation (increase in authorized stock). (4)

3.7	April 21, 2005	Articles of Amendment to the Articles of Incorporation (name change to Medical Media Television, Inc.). (4)

3.8	July 14, 2005	Articles of Amendment to the Articles of Incorporation (Series A Zero Coupon Preferred; Series B Zero Coupon Preferred). (5)

3.9	November 16, 2005	Articles of Merger. (6)

3.10	December 22, 2005	Articles of Amendment to the Articles of Incorporation (Series C Zero Coupon Preferred Stock). (7)

3.11	April 29, 2007	Articles of Amendment to the Articles of Incorporation (increase in authorized common shares) (8)

3.11	N/A	Bylaws of PetCARE Television Network, Inc. (1)

10.3	August 13, 2007	Agreement, Acknowledgment and Consent between Medical Media Television, Inc., PetCARE Television Network, Inc., African American Medical Network, Inc., KidCARE Medical Television Network, Inc. and Vicis Capital Master Fund for the transfer of collateral in satisfaction of notes.(9)

10.4	August 13, 2007	Trademark Assignment and Agreement between Medical Media Television, Inc. and Vicis Capital Master Fund.(9)

10.5	August 13, 2007	Resignation of Jeffrey I. Werber.(9)

10.6	August 13, 2007	Resignation of Charles V. Richardson.(9)

10.7	August 13, 2007	Resignation of Philip M, Cohen.(9)

31.1	December 13, 2007	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). (*)

31.2	December 13, 2007	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (*)

32.1	December 13, 2007	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	December 13, 2007	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

(1)	Previously filed with Registration Statement on Form SB-2 filed on November 5, 2003.
(2)	Previously filed with Form 10-KSB for year ended December 31, 2003 filed on March 26, 2004.
(3)	Previously filed with Form 10-QSB for period ended June 30, 2004 filed on August 18, 2004.
(4)	Previously filed with Form 10-QSB for period ended March 31, 2005 filed on May 16, 2005.
(5)	Previously filed with Form 10-QSB for period ended June 30, 2005 filed on September 9, 2005.
(6)	Previously filed with Form 10-QSB for period ended September 30, 2005 filed on November 21, 2005.
(7)	Previously filed with Form SB-2 filed on February 10, 2006.
(8)	Previously filed with Form 10-QSB for period ended March 31, 2007 filed on My 15, 2007.
(9)	Previously filed with Form 10-QSB for period ended June 30, 2007 filed on August 14, 2007.
(*)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 13, 2007	MEDICAL MEDIA TELEVISION, INC.

	By:	/s/ J. Holt Smith
J. Holt Smith, Interim Chief Executive Officer

	By:	/s/ Michael Marcovsky
Michael Marcovsky, Interim Chief Financial Officer